Form 10QSB
period 2005-06-30
International Cellular Accessories
filed 2005-08-11
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2005

                        Commission File Number 333-123092


                       INTERNATIONAL CELLULAR ACCESSORIES
                 (Name of small business issuer in its charter)


        Nevada                        5065                      20-1719023
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                              48055 Yale Road, RR32
                         Chilliwack, BC, Canada V2P 6H4
                                 (604) 997-1824
          (Address and telephone number of principal executive offices)


                                   Rachel Wosk
                              48055 Yale Road, RR32
                         Chilliwack, BC, Canada V2P 6H4
                     Phone(604) 997-1824 Fax: (604) 792-0883
            (Name, address and telephone number of agent for service)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of June 30, 2005.

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               (In U.S. Dollars)

                                                               (Unaudited)            (Audited)
                                                                  As of                 As of
                                                              June 30, 2005        December 31, 2004
                                                              -------------        -----------------
                                     ASSETS

Current assets
  Cash                                                          $ 51,264               $  4,643
                                                                --------               --------
  Prepaid expenses                                                    --                     --
                                                                --------               --------
      Total current assets                                        51,264                  4,643

Property and equipment, net                                           --                     --
                                                                --------               --------

Total assets                                                    $ 51,264               $  4,643
                                                                ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $  2,857               $     --
                                                                --------               --------
      Total current liabilities                                    2,857                     --
                                                                --------               --------

      Total liabilities                                            2,857                     --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 2,000,000 and 1,000,000 shares issued and
   outstanding as of June 30, 2005 and December 31, 2004           2,000                  1,000
  Additional paid-in capital                                      53,000                  4,000
  Accumulated deficit                                             (6,876)                  (181)
  Accumulated other comprehensive income                             283                   (176)
                                                                --------               --------
      Total stockholders' equity                                  48,407                  4,643
                                                                --------               --------

      Total liabilities and stockholders' equity                $ 51,264               $  4,643
                                                                ========               ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                               (In U.S. Dollars)

                                                                                      (Unaudited)
                                                                                      Period from
                                                       (Unaudited)                  October 6, 2004
                                               3 months            6 months       (Date of inception)
                                                ended               ended               through
                                            June 30, 2005       June 30, 2005        June 30, 2005
                                            -------------       -------------        -------------
Revenue                                      $        --         $        --          $        --

Operating expenses
  Professional fees                                1,033               1,033                1,033
  General and administrative                       1,682               6,141                6,322
                                             -----------         -----------          -----------

      Total operating expenses                     2,715               7,174                7,355
                                             -----------         -----------          -----------

Loss from operations                              (2,715)             (7,174)              (7,355)

Loss before provision for income taxes            (2,715)             (7,174)              (7,355)
Provision for income taxes                            --                  --                   --
                                             -----------         -----------          -----------

Net loss                                     $    (2,715)        $    (7,174)         $    (7,355)
                                             -----------         -----------          -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment            479                 459                  283

Other comprehensive income                   $       479         $       459          $       283
                                             -----------         -----------          -----------

Comprehensive income                         $    (2,236)        $    (6,715)         $    (7,072)
                                             ===========         ===========          ===========

Basic and diluted loss per common share      $     (0.00)        $     (0.01)         $     (0.01)
                                             ===========         ===========          ===========
Basic and diluted weighted average
 common shares outstanding                     1,500,000           1,000,000              913,858
                                             ===========         ===========          ===========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                               (In U.S. Dollars)

                                                                                     Period from
                                                                                    October 6, 2004
                                                           For the 6 months       (Date of inception)
                                                                ended                  through
                                                            June 30, 2005           June 30, 2005
                                                            -------------           -------------
Cash flows from operating activities:
  Net loss                                                    $ (6,695)               $ (6,876)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Other comprehensive income                                    459                     283
  Changes in operating assets and liabilities:
     Change in accounts payable                                  2,857                   2,857
                                                              --------                --------
         Net cash used by operating activities                  (3,379)                 (3,736)

Cash flows from investing activities:
  Purchase of property and equipment                                --                      --
                                                              --------                --------
         Net cash used by investing activities                      --                      --

Cash flows from financing activities:
  Proceeds from issuance of common stock                        50,000                  55,000
                                                              --------                --------
         Net cash provided by financing activities              50,000                  55,000
                                                              --------                --------

Net increase in cash                                            46,621                  51,264

Cash, beginning of period                                        4,643                      --
                                                              --------                --------

Cash, end of period                                           $ 51,264                $ 51,264
                                                              ========                ========

Supplementary cash flow information:
  Cash payments for income taxes                              $     --                $     --
                                                              ========                ========
  Cash payments for interest                                  $     --                $     --
                                                              ========                ========

          See Accompanying Notes to Consolidated Financial Statements

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the "Company" or "International Cellular") was incorporated in the State of Nevada on October 6, 2004. The company plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. These products, such as aerials, cell phone cases, hands-free units, car chargers, etc., will be purchased from name brand supplies and resold at discounted prices. The company also intends to handle lines of generic accessories which it would like to develop under its own brand. The Company hopes to purchase these items in bulk, repackage and then sell the items to the industry at discounted prices. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although no work towards this website has been completed as of June 30, 2005. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

MANAGEMENT OF COMPANY - The company filed its articles of incorporation with the Nevada Secretary of State on October 6, 2004, indicating Rachel Cecile Wosk and William Wosk as the incorporators.

The company filed its initial list of officers and directors with the Nevada Secretary of State on November 24, 2004, indicating it's President is Rachel Cecile Wosk and it's Secretary and Treasurer is Leah Wosk. No directors were indicated on this filing.

GOING CONCERN - The Company incurred net losses of approximately $6,876 and accumulated other comprehensive income gains of $283 from the period of October 6, 2004 (Date of Inception) through June 30, 2005 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is December 31.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT AND RENTAL PROPERTIES - Property and equipment and rental properties are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

   INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through June 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   COMPREHENSIVE INCOME (LOSS) - The Company's bank account is located in Canada, with funds in Canadian dollars. Foreign currency translation gains were $479 for the period ended June 30, 2005. See Note 7 regarding comprehensive income.

   FOREIGN CURRENCY TRANSLATION - The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

   Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

   CONCENTRATION OF RISK - A significant amount of the Company's assets and resources are dependent on the financial support (inclusive of free rent) of Rachel Wosk should Rachel Wosk determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   REVENUE RECOGNITION - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as the orders are finalized and shipped, in accordance with the terms of our agreements. The cellular accessories are expected to be delivered within a short period, generally ranging from a few days to approximately three weeks. An appropriate deferral is made for direct costs related to sales in process, and no revenue is recognized until shipment of the products has taken place. Billings rendered in advance of products being shipped, as well as customer deposits received in advance, will be recorded as a current liability included in deferred revenue. We are expecting to estimate sale losses and returns, if any, and provide for such losses in the period they are determined and estimable. Once sales commence we will also determine a reasonable allowance for refunds based on the experience we generate and should a high likelihood or occurrence of refund requests take place. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed products to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our sales process is standardized, the earnings process is short and no single order is expected to account for a significant portion of our revenue.

   ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through June 30, 2005.

   LEGAL PROCEDURES - The Company is not aware of, nor is it involved in any pending legal proceedings.

   STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2005:

                                                                         2005
                                                                       -------
     Net loss, as reported                                             $(2,715)
     Other comprehensive income                                            479
     Add: Stock-based employee compensation expense
          included in reported loss, net of related tax effects             --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                     --
                                                                       -------

        Pro forma net loss                                             $(2,236)
                                                                       =======

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     Net loss per common share:
      Basic and fully diluted loss per share, as reported            $ (0.00)
                                                                     =======
      Basic and fully diluted loss per share, pro forma              $ (0.00)
                                                                     =======

   There were no stock options granted for the period ended June 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

   NEW ACCOUNTING PRONOUNCEMENTS -

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

   In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

2. PROPERTY AND EQUIPMENT

   As of June 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 1,000,000 issued and outstanding as of June 30, 2005. The issued and outstanding shares were issued as follows:

   500,000 common shares were issued to Leah Wosk on October 29, 2004 for the sum of $2,500 in cash.

   500,000 common shares were issued to Rachel Cecile Wosk on October 29, 2004 for the sum of $2,500 in cash.

   1,000,000  common  shares were issued to 30 investors in the  Company's  SB-2 offering for the aggregate sum of $50,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on May 27, 2005 and completed in June 2005.

4. LOAN FROM STOCKHOLDER

   As of June 30, 2005, there is a total of $2,857 ($3,500 CAD) that has been forwarded by Rachel Wosk to the Company with no specific repayment terms but this loan will be repayed from the proceeds of the recently completed SB-2 stock offering.

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. RELATED PARTY TRANSACTIONS

   The Company currently uses the home of Rachel Wosk, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

   As of June 30, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity and Note 4 - Loan From Stockholder.

6. STOCK OPTIONS

   As of June 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. COMPREHENSIVE INCOME

   The Company's bank account is located in Canada, with funds in Canadian dollars, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $479 for the period ended June 30, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of CDN$62,815.23 at June 30, 2005, while the exchange rate was $0.8161, thus the equivalent amount in US Dollars is $51,264.

8. LITIGATION

   As of June 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9. SUBSEQUENT EVENTS

   There have been no subsequent events after the end of the period, June 30, 2005, which are material to operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $2,715 and $7,174 for the three month and six month periods ended June 30, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and six months ended June 30, 2005 was $2,715 and $7,174, respectively. Since we have only been incorporated since October 6, 2004, no comparisons are included in this report to previous years.

Cash provided by financing activities for the three and six months ended June 30, 2005 was $50,000, resulting from the sale of our common stock in an initial public offering, which was completed on June 30, 2005.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash in the bank of $51,264 at June 30, 2005 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

Our stockholders' equity at June 30, 2005 was $48,407.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The amount of initial inventory, working capital requirements and the other projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $50,000 (net of $45,000) raised through our initial public offering which was completed on June 30, 2005. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin in September and reach a level to sustain daily operations by January 2006. Because our business is order-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget, management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

MAY/JUNE 2005
We put together our database of potential customers. This included assembling phone and fax numbers, email addresses, and mailing addresses of Rachel Wosk's personal contacts that she has accumulated over the years and expanded to include all other potential retail and wholesale clients.

JULY/AUGUST 2005
We will start purchasing the necessary equipment and office furniture for the business, such as a magnetic code machine, estimated cost $2,000, a labeling machine, estimated cost $400, and shelving and racking, estimated cost $600. Rachel Wosk will be responsible for these duties. We have budgeted $1,000 to purchase a computer system and Rachel Wosk will be responsible for purchasing the computer and assembling the database. We began placing orders for our initial inventory to be delivered within the next thirty to sixty days. The initial orders were for $4,000 and we anticipate additional purchases of $10,000 to $15,000. We will also order packaging supplies for products that do not come prepackaged. We estimate our initial order for packaging materials will be for 2,000 units at an estimated cost of $.50 per unit. Rachel Wosk will be responsible for these duties.

SEPTEMBER 2005
We will design and print our initial catalogue. The initial printing run will be for 500 pieces at an estimated cost of $4.00 per catalogue. Simultaneously we will print promotional flyers with opening specials. Rachel Wosk will be responsible for these duties.

SEPTEMBER/OCTOBER 2005
We will design and launch our website at an estimated cost of $2,500 and simultaneously start mailing promotional flyers with specials on both OEM and generic products. The promotional flyers will specifically target our retail clients in the run up to the Christmas holiday shopping season. Rachel Wosk will be responsible for these duties.

OCTOBER/NOVEMBER 2005
We will attend and display our products at the Network Cellular Show organized by TELUS Corporation in Vancouver, BC, at an estimated cost of $1,200. Rachel Wosk will be responsible for setting up and manning the display booth.

NOVEMBER/EARLY DECEMBER 2005
We will put together a final promotional blitz to drum up last minute sales prior to the end of the Christmas shopping season. Rachel Wosk will be responsible for generating any last minute sales orders.

JANUARY 2006
We anticipate our sales will have reached a level that will sustain our business operations and allow us to begin hiring employees as necessary and compensate our officers and directors for their time. At this time we have no agreements or understandings regarding the amount of compensation for the officers and directors participation.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-123092.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Our functional currency is in Canadian dollars, as all of our operations are in Canada. We use the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

The Company has no revenues to date from its operations. Once the revenue is generated, we will recognize revenues as the orders are finalized and shipped, in accordance with the terms of our agreements. The cellular accessories are expected to be delivered within a short period, generally ranging from a few days to approximately three weeks. An appropriate deferral is made for direct costs related to sales in process, and no revenue is recognized until shipment of the products has taken place. Billings rendered in advance of products being shipped, as well as customer deposits received in advance, will be recorded as a current liability included in deferred revenue. We are expecting to estimate sale losses and returns, if any, and provide for such losses in the period they are determined and estimable. Once sales commence we will also determine a reasonable allowance for refunds based on the experience we generate and should a high likelihood or occurrence of refund requests take place. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed products to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our sales process is standardized, the earnings process is short and no single order is expected to account for a significant portion of our revenue.

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-123092, at the SEC website at www.sec.gov:

      Exhibit No.                     Description
      -----------                     -----------
         3.1          Articles of Incorporation*
         3.2          Bylaws*
         31.1         Sec. 302 Certification of Principal Executive Officer
         31.2         Sec. 302 Certification of Principal Financial Officer
         32.1         Sec. 906 Certification of Principal Executive Officer
         32.2         Sec. 906 Certification of Principal Financial Officer

----------
* Previously Filed

There were no reports filed on Form 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005                 International Cellular Accessories, Registrant


                                By: /s/ Rachel Wosk
                                    -----------------------------------------
                                    Rachel Wosk, President and Chief
                                    Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 2005                 International Cellular Accessories, Registrant


                                By: /s/ Rachel Wosk
                                    -----------------------------------------
                                    Rachel Wosk, President and Chief
                                    Executive Officer


                                By: /s/ Leah Wosk
                                    -----------------------------------------
                                    Leah Wosk, Treasurer, Chief Financial
                                    Officer, and Principal Accounting Officer