Form 10QSB
period 2005-09-30
International Cellular Accessories
filed 2005-11-17
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended September 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of September 30, 2005.

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               (In U.S. Dollars)

                                                                        (Unaudited)           (Audited)
                                                                           As of                As of
                                                                    September 30, 2005    December 31, 2004
                                                                    ------------------    -----------------
                                     ASSETS

Current assets
  Cash                                                                   $ 40,052             $  4,643
  Inventory                                                                 3,671                   --
  GST credit                                                                  317                   --
                                                                         --------             --------
      Total current assets                                                 44,039                4,643

Total assets                                                             $ 44,039             $  4,643
                                                                         ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $     --             $     --
                                                                         --------             --------
      Total current liabilities                                                --                   --
                                                                         --------             --------

Total liabilities                                                              --                   --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 2,000,000 and 1,000,000 shares issued and
   outstanding as of September 30, 2005 and December 31, 2004               2,000                1,000
  Additional paid-in capital                                               53,000                4,000
  Accumulated deficit                                                     (13,684)                (181)
  Accumulated other comprehensive income                                    2,723                 (176)
                                                                         --------             --------
      Total stockholders' equity                                           44,039                4,643
                                                                         --------             --------

Total liabilities and stockholders' equity                               $ 44,039             $  4,643
                                                                         ========             ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                               (In U.S. Dollars)

                                                                                                    (Unaudited)
                                                                                                    Period from
                                                     (Unaudited)             (Unaudited)          October 6, 2004
                                                    For the three           For the nine         (Date of inception)
                                                    months ended            months ended              through
                                                 September 30, 2005      September 30, 2005      September 30, 2005
                                                 ------------------      ------------------      ------------------
Revenue                                              $       341             $       341             $       341
Cost of goods sold                                           293                     293                     293
                                                     -----------             -----------             -----------
      Gross profit                                            48                      48                      48

Operating expenses
  Professional fees                                        1,329                   6,250                   2,362
  General and administrative                               5,527                   5,097                  11,849
                                                     -----------             -----------             -----------
                                                                                                     -----------
      Total operating expenses                             6,856                  11,347                  14,211
                                                     -----------             -----------             -----------
                                                                                                     -----------
Loss from operations                                      (6,808)                (11,299)                (14,163)
                                                                                                     -----------
Loss before provision for income taxes                    (6,808)                (11,299)                (14,163)

Provision for income taxes                                    --                      --                      --
                                                     -----------             -----------             -----------

Net loss                                             $    (6,808)            $   (11,299)            $   (14,163)
                                                     -----------             -----------             -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                  2,440                     459                   2,723
                                                                                                     -----------
Other comprehensive income                           $     2,440             $       459             $     2,723
                                                     -----------             -----------             -----------

Comprehensive income                                 $    (4,368)            $   (10,840)            $   (11,440)
                                                     ===========             ===========             ===========

Basic and diluted loss per common share              $     (0.00)            $     (0.01)            $     (0.01)
                                                     ===========             ===========             ===========
Basic and diluted weighted average
 common shares outstanding                             2,000,000               1,340,659               1,197,222
                                                     ===========             ===========             ===========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                               (In U.S. Dollars)

                                                                                      Period from
                                                                                    October 6, 2004
                                                            For the nine          (Date of inception)
                                                            months ended               through
                                                         September 30, 2005       September 30, 2005
                                                         ------------------       ------------------
Cash flows from operating activities:
  Net loss                                                    $(11,299)                $(11,480)
  Adjustments to reconcile net loss to                              --
   net cash used by operating activities:                           --
     Other comprehensive income                                    696                      520
  Changes in operating assets and liabilities:                      --
     GST credit                                                   (317)                    (317)
     Inventory                                                  (3,671)                  (3,671)
     Change in accounts payable                                     --                       --
                                                              --------                 --------
         Net cash used by operating activities                 (14,591)                 (14,948)

Cash flows from investing activities:
  Purchase of property and equipment                                --                       --
                                                              --------                 --------
         Net cash used by investing activities                      --                       --

Cash flows from financing activities:
  Proceeds from issuance of common stock                        50,000                   55,000
                                                              --------                 --------
         Net cash provided by financing activities              50,000                   55,000
                                                              --------                 --------

Net increase in cash                                            35,409                   40,052

Cash, beginning of period                                        4,643                       --
                                                              --------                 --------

Cash, end of period                                           $ 40,052                 $ 40,052
                                                              ========                 ========
Supplementary cash flow information:
   Cash payments for income taxes                             $     --                 $     --
                                                              ========                 ========
   Cash payments for interest                                 $     --                 $     --
                                                              ========                 ========

          See Accompanying Notes to Consolidated Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                               (In U.S. Dollars)

                                                                                       Other
                                                     Common Stock      Additional   Comprehensive                  Total
                                                 -------------------     Paid-in       Income     Accumulated   Stockholders'
                                                 Shares       Amount     Capital       (Loss)      Deficit        Equity
                                                 ------       ------     -------      -------      -------        ------
Balance at October 6, 2004 (Date of inception)         --     $   --    $     --     $    --      $     --       $     --

Common Stock Issued for Cash                    1,000,000      1,000       4,000          --            --          5,000

Other comprehensive income
 Foreign currency translation adjustment             (176)        --        (176)

Net loss                                               --         --          --          --          (181)          (181)
                                               ----------     ------    --------     -------      --------       --------

Balance, December 31, 2004                      1,000,000     $1,000    $  4,000     $  (176)     $   (181)      $  4,643
                                               ==========     ======    ========     =======      ========       ========
Other comprehensive income
 Foreign currency translation adjustment              (20)        --         (20)

Net loss                                               --         --          --          --        (4,459)        (4,459)
                                               ----------     ------    --------     -------      --------       --------

Balance, March 31, 2005                         1,000,000     $1,000    $  4,000     $  (196)     $ (4,640)      $    164
                                               ==========     ======    ========     =======      ========       ========

Common Stock Issued for Cash                    1,000,000      1,000      49,000          --            --         50,000

Other comprehensive income
 Foreign currency translation adjustment              479         --         479

Net loss                                               --         --          --          --        (2,236)        (2,236)
                                               ----------     ------    --------     -------      --------       --------

Balance, June 30, 2005                          2,000,000     $2,000    $ 53,000     $   283      $ (6,876)      $ 48,407
                                               ==========     ======    ========     =======      ========       ========
Other comprehensive income
 Foreign currency translation adjustment            2,440         --       2,440

Net loss                                               --         --          --          --        (6,808)        (6,808)
                                               ----------     ------    --------     -------      --------       --------

Balance, September 30, 2005                     2,000,000     $2,000    $ 53,000     $ 2,723      $(13,684)      $ 44,039
                                               ==========     ======    ========     =======      ========       ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the "Company" or "International Cellular") was incorporated in the State of Nevada on October 6, 2004. The company plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. These products, such as aerials, cell phone cases, hands-free units, car chargers, etc., will be purchased from name brand supplies and resold at discounted prices. The company also intends to handle lines of generic accessories which it would like to develop under its own brand. The Company hopes to purchase these items in bulk, repackage and then sell the items to the industry at discounted prices. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although no work towards this website has been completed as of September 30, 2005. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

GOING CONCERN - The Company incurred net losses of approximately $11,299 and accumulated other comprehensive income gains of $2,723 from the period of October 6, 2004 (Date of Inception) through September 30, 2005 and has commenced its operations on a very limited basis, however, it is still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through September 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

COMPREHENSIVE INCOME (LOSS) - The Company's bank account is located in Canada, with funds in Canadian dollars. Foreign currency translation gains were $2,723 for the period ended September 30, 2005. See Note 7 regarding comprehensive income.

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

CONCENTRATION OF RISK - A significant amount of the Company's assets and resources are dependent on the financial support (inclusive of free rent) of Rachel Wosk. Should Rachel Wosk determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

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

INVENTORY VALUATION - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through September 30, 2005.

LEGAL PROCEDURES - The Company is not aware of, nor is it involved in any pending legal proceedings.

NEW ACCOUNTING PRONOUNCEMENTS -

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

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

2. PROPERTY AND EQUIPMENT

As of September 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The  Company  has  75,000,000   shares   authorized  and  2,000,000  issued  and
outstanding as of September 30, 2005. The issued and outstanding shares were issued as follows:

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

As of September 30, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

5. STOCK OPTIONS

As of September 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. COMPREHENSIVE INCOME

The Company's bank account is located in Canada, with funds in Canadian dollars, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $2,723 for the period ended September 30, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of CDN$46,568.06 at September 30, 2005, while the exchange rate was $0.8601, thus the equivalent amount in US Dollars is $40,051.66.

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. LITIGATION

As of September 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, September 30, 2005, which are material to operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated minimal revenues to date.

We incurred operating expenses of $6,856 and $11,347 for the three month and nine month periods ended September 30, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine months ended September 30, 2005 was $6,808 and $11,299, respectively. Since we have only been incorporated since October 6, 2004, no comparisons are included in this report to previous years.

Cash provided by financing activities for the three and nine months ended September 30, 2005 was $50,000, resulting from the sale of our common stock in an initial public offering, which was completed on June 30, 2005.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash in the bank of $40,052 at September 30, 2005 to satisfy our cash requirements until we are able to generate sufficient revenues to support operations. We expect to be able to satisfy our cash requirements for at least the next nine months without having to raise additional funds or seek bank loans. After that nine month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The amount of initial inventory, working capital requirements and the other projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $50,000 (net of $45,000) raised through our initial public offering which was completed on June 30, 2005. If we begin to generate profits we will increase our sales activity accordingly. Our sales began in September and we estimate they will reach a level to sustain daily operations by February 2006. Because our business is order-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget, management will be responsible for the preparation of the required documents to keep the costs to a minimum.

COMPLETED MILESTONES:

MAY/JUNE 2005
We put together our database of potential customers. This included assembling phone and fax numbers, email addresses, and mailing addresses of Rachel Wosk's personal contacts that she has accumulated over the years and expanded to include all other potential retail and wholesale clients.

JULY/AUGUST 2005
We purchased a labeling machine and computer system, and Rachel Wosk assembled the database. We began placing orders for our initial inventory to be delivered in October and November. The initial orders were for $4,000. We also ordered packaging supplies for products that do not come prepackaged. Our initial order for packaging materials was for 2,000 units.

SEPTEMBER 2005
We designed and printed our promotional flyers with opening specials.

SEPTEMBER/OCTOBER 2005
We distributed our promotional flyers specifically targeting our retail clients in the run up to the Christmas holiday shopping season. We had planned to attend and display our products at the Network Cellular Show organized by TELUS Corporation in Vancouver, BC, however a strike caused the cancellation of the show.

FUTURE MILESTONES:

NOVEMBER/EARLY DECEMBER 2005
We will put together a final promotional blitz to drum up last minute sales prior to the end of the Christmas shopping season. Rachel Wosk will be responsible for generating any last minute sales orders. The initial printing run will be for 500 pieces at an estimated cost of $4.00 per catalogue. We will purchase a magnetic code machine and shelving and racking for our inventory. Our initial catalogue will be designed and printed.

JANUARY 2006
We will design and launch our website while simultaneously mailing promotional flyers with specials on both OEM and generic products.

FEBRUARY 2006
We anticipate our sales will have reached a level that will sustain our business operations and allow us to begin hiring employees as necessary and compensate our officers and directors for their time. At this time we have no agreements or understandings regarding the amount of compensation for the officers and directors participation.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-123092.

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

Revenues are recognized as the orders are finalized and shipped, in accordance with the terms of our agreements. The cellular accessories are delivered within a short period, generally ranging from a few days to approximately three weeks. An appropriate deferral is made for direct costs related to sales in process, and no revenue is recognized until shipment of the products has taken place. Billings rendered in advance of products being shipped, as well as customer deposits received in advance, are recorded as a current liability included in deferred revenue. We are expecting to estimate sale losses and returns, if any, and provide for such losses in the period they are determined and estimable. We will also determine a reasonable allowance for refunds based on the experience we generate and should a high likelihood or occurrence of refund requests take place. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed products to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our sales process is standardized, the earnings process is short and no single order is expected to account for a significant portion of our revenue.

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005                 International Cellular Accessories, Registrant


                                  By: /s/ Rachel Wosk
                                     -------------------------------------
                                     Rachel Wosk, President and Chief
                                     Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2005                 International Cellular Accessories, Registrant


                                  By: /s/ Rachel Wosk
                                     -------------------------------------
                                     Rachel Wosk, President and Chief
                                     Executive Officer


                                  By: /s/ Leah Wosk
                                     -------------------------------------
                                     Leah Wosk, Treasurer, Chief Financial
                                     Officer, and Principal Accounting Officer