Form 10KSB
period 2005-12-31
International Cellular Accessories
filed 2006-03-30
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                        Commission File Number 333-123092


                       INTERNATIONAL CELLULAR ACCESSORIES
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                               20-1719023
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

          48055 Yale Road, RR32
         Chilliwack, BC  Canada                                    V2P 6H4
(Address of principal Executive Offices)                         (Zip Code)

(604) 997-1824 (604) 792-0883 (Issuer's Telephone Number) (Issuer's Fax Number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

As of December 31, 2005, the registrant had 2,000,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.   Description of Business                                             2
Item 2.   Description of Property                                            10
Item 3.   Legal Proceedings                                                  10
Item 4.   Submission of Matters to a Vote of Securities Holders              10

PART II
Item 5.   Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               11
Item 6.   Management's Discussion of Analysis or Plan of Operation           12
Item 7.   Financial Statements                                               14
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           14
Item 8A.  Controls and Procedures                                            14

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons       15
Item 10.  Executive Compensation                                             16
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    17
Item 12.  Certain Relationships and Related Transactions                     17
Item 13.  Exhibits                                                           18
Item 14.  Principal Accountant Fees and Services                             18

Signatures                                                                   19

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

International Cellular Accessories was incorporated in the State of Nevada on October 6, 2004. We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States. On November 23, 2004, we incorporated a wholly owned privately-held company under the laws of British Columbia, Canada under the name of International Cellular Accessories Inc. The company was incorporated by our directors and they are both officers and directors of the Company.

We are a development stage company and have only recently commenced business operations. As of December 31, 2005 we had generated $7,684 in revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

INDUSTRY BACKGROUND

Almost every other person in Canada and the U.S. has a cell phone which, in turn, requires some type of accessory. The range of accessories includes new batteries, carrying cases, car chargers or any one of the many other accessories in the cellular market. This is a never-ending process as new models of cell phones incorporating features demanded by the consumer are continually being introduced into the marketplace by the major manufacturers. As new models are introduced, the market for accessories expands creating a demand for these new products, as generally manufacturers design their products so that they cannot be reused with a few exceptions. iSuppli, a leading electronics research firm, estimates that 73% of global sales in 2005 will be upgrades and the migration to so-called feature phones, fitted with a digital camera or having a colour display, will account for almost 90% of the global volume by 2008. (iSuppli, Market Tracker Q2-2004)

Following two consecutive quarters of steady growth, the worldwide mobile phone market jumped during the 4th quarter 2004 to its highest level ever. Mobile phone shipments totalled 194.3 million units in the 4th quarter, growing 18.1% sequentially and 24% year over year. For the full year 2004, worldwide mobile phone shipments increased 29.3% over 2003. According to Deloitte and Touche, the mobile phone market is set to grow from 1.5 billion in 2004 to 2 billion subscribers by the end of 2005. Mobile penetration will surpass 100% in some markets as users take a second connection for data or personal use. The Cellular Telephony and Internet Association said there were 135 million cell phone users in the U.S. in 2004, almost double the number of users in 1997. Between 13,000 and 15,000 wireless base stations were built in the U.S. in 2004 alone, according to the wireless tower companies who do the work. 74% of Americans now use a cell phone on a daily basis, averaging 619 minutes of usage per month, Canadians have the second highest usage at 344 minutes per month. (www.itfacts.biz Mobile Usage Statistics).

While the cellular industry continues to experience substantial growth, we cannot provide any assurance that we will benefit from the projected industry growth.

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our product distribution activities include the purchasing, warehousing, marketing, selling, picking, packing, shipping and delivery of a broad selection of cellular accessories from both leading and smaller specialty manufacturers. We frequently review and evaluate cellular accessories in determining the mix of products we purchase for distribution.

The cellular accessories we distribute include a variety of products designed to work with all the major cell phone manufactures such as Intel, AT&T, Audiovox, Diamondtel Ericsson, Fujitsu, G.E., Kenwood, Mitsubishi, Motorola, NEC, Nextel, Nokia, Noratel, Panasonic, Pioneer, Prestige, Radio Shack, Samsung, Sanyo, Sony, Technophone and Uniden.

We distribute accessories used in connection with cellular devices, such as travel chargers, antennas, leather carrying cases, portable hands-free units, quick chargers, batteries, cradles and cups, phone holders, and power cords. We purchase and resell original equipment manufacturer (OEM) and aftermarket accessories, either prepackaged or in bulk. We also purchase products from generic manufacturers and repackage them under our own brand name. At this time we have no distribution arrangements with any manufacturer and are unaware of any specific distribution arrangements that may be offered by the manufacturers. Manufacturers do not enter into exclusive agreements with companies like ours. Based on management's experience, leading manufacturers will normally encourage third party companies such as ours, as their main interest is selling to very large volume accounts.

DISTRIBUTION METHODS OF THE PRODUCTS

We initially have marketed and distributed cellular accessories in western Canada and eventually through our online internet store, which we plan to launch in June 2006. We wholesale our products by direct sales to retail stores selling cellular phones and accessories as well as other distributors. We anticipate the majority of sales will be made to retail cellular stores, a smaller percentage of sales will be made to electronic outlets which carry cell phone equipment and accessories and then a still smaller percentage of sales will be made to wholesaler/distributors. We anticipate that margins on items sold to retailers will be substantially greater than the margins realized on items sold to wholesaler/distributors. Any sales made to retailers are on a 30-day payment basis while all sales to wholesalers/distributors being COD. Once we start to grow our business we hope to be able to expand across Canada and into the United States.

We fulfill all internet customer orders from our office in Chilliwack, British Columbia. We pack the items and then deliver them via Canada Post's Expedited Parcel Service or other shipping company for distribution to customers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is within one to seven business days from the date of the receipt of the order for domestic orders and six to nine business days for orders to the United States. We charge each customer in advance for the shipping costs associated with the order.

The typical shopping experience at our online store will begin with a search for products that meet the customer's specific needs, continuing through the ordering process, product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted company name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to employ a stringent customer service policy. Our management is available by phone or via e-mail, from 9:00 a.m. to 5:00 p.m., local Pacific Standard Time, Monday through Friday, and during non-business hours via voicemail. We provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Ms. Rachel Wosk, our president, is primarily responsible for our product distribution activities including the purchasing, warehousing, marketing, selling, picking, packing, shipping and delivery. She also handles all customer service activities as well as developing relationships with manufacturers and customers in Western Canada because of her existing relationships that she has developed in the industry over the years. Ms. Leah Wosk, who currently devotes approximately 2 hours per week to the company, is available to assist Rachel with some of her duties as and when needed.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We operate in a highly competitive industry and in highly competitive markets and believe that such competition may intensify in the future. The markets for cellular accessories are characterized by intense competition and significant price erosion over the life of the products. We compete principally on the basis of value, in terms of price, time, product knowledge, reliability, customer service and product availability. Our distribution business competes with broad-based cellular distributors who carry all cellular related product lines and specialty distributors who may focus on segments within the cellular industry such as accessories. Manufacturers, other than those that have historically produced cellular devices and accessories, are also entering the market to produce various cellular devices including cellular accessories. Their entry is creating new competitors for distribution. Many of these competitors have the financial resources necessary to withstand substantial price competition and could implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

Our competitors include cellular equipment manufacturers, network operators and other cellular product distributors, both smaller regional distributors such as MW Manufacturing Co. Ltd. and Hitfar Concepts Ltd. as well as much larger international distributors such as CellStar Corporation, BrightStar Corporation and Brightpoint Inc.

The distribution of cellular accessories within the global cellular industry has, in the past, been characterized by relatively low barriers to entry. Our ability to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; international, national, regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

The markets for cellular products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our success will be dependent upon our ability to anticipate technological changes in the industry and adapt our offering of products to satisfy evolving industry and customer requirements.

SOURCES AND AVAILABILITY OF PRODUCTS

We buy our products wholesale from suppliers and manufacturers. We attempt to maintain a diverse stock of accessories, providing a wide selection to be ordered by our customers. Products are purchased on an as-needed and as-available basis to supplement our inventory. All inventory purchases are made using a letter of credit at this point in time. We are allowed to repackage the accessories under our own brand name because we will not alter the manufacturer's description of their product.

Inventory purchases are based on customer demand, product availability, brand name recognition, price, service, and quality. We anticipate some of our suppliers may provide favorable purchasing terms to us, including credit, volume incentive rebates, stock balancing and marketing allowances. Product manufacturers typically provide limited warranties, which we will pass along to our customers.

We sell all types of accessories including travel chargers, antennas, leather carrying cases, portable hands-free units, quick chargers, batteries, cradles and cups, phone holders, and power cords. We cater to all of our customers individually, in order to satisfy their needs, meaning if we do not have the accessories in our inventory that a customer is looking for, we will order those accessories for them.

We currently have the following suppliers for inventory purchases:

Powerzone Accessories
Brooklyn, New York
Supplier of generic products

World Wide Cellular
New York, New York
Supplier of both generic and OEM products

Hyprecel Cellular
Los Angeles, California
Manufacturer and supplier of generic products

CPD Accessories Inc.
Mississauga, Ontario
Supplier of generic products

We have no formal agreements or arrangements with any suppliers and use their current published price lists for the purchase of inventory.

Products range in cost from $0.80 for a cellular phone leather case up to $11.00 for replacement batteries. We anticipate the profit margin to the company will average 44%.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, we will not rely on one or few major customers.

PATENTS AND TRADEMARKS

We do not have, nor do we intend to apply for in the near future, any patents or trademarks. We will assess the need for any patents or trademarks on a continuing basis.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for the distribution of any of our intended products.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business in Canada and the United States. These include a business license to operate in Canada, which we have done as well as obtaining a Canadian federal tax number to collect the federal Goods and Services Tax (GST) on all sales made within Canada. The only trade rules that apply to our business are duties and taxes. Any products imported into Canada that are manufactured in either the U.S. or Mexico would fall under the North American Free Trade Agreement (NAFTA) and would be duty free providing they are accompanied by a certificate of origin. For most other products that are imported and manufactured in other countries there would be duties payable ranging from 1.5% to 3.5%. Government regulation of the products we market is a matter handled by the manufacturers of the products we will offer. We expect to continue dealing with established manufacturers and proven products.

We are also aware that as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several U.S. states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties and has proposed regulations restricting the collection and use of information from minors online. We do not currently have plans to provide personal data regarding our users to any third parties and currently do not plan to identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site. We are uncertain as to how our business could be impacted by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our products through our proposed internet sales, increase the cost of doing business as a result of litigation costs and/or increase product delivery costs.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any Environmental Laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees, both of which are our executive officers, namely, Rachel Wosk and Leah Wosk. Rachel Wosk devotes full time to our business and currently is responsible for all operations of our business. Leah Wosk, currently devotes approximately 2 hours per week to administrative tasks, but is available to assist Rachel with some of her duties as and when needed. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. Our administrative offices are currently located at the residence of our President, Rachel Wosk, which she donates to us on a rent free basis at 48055 Yale Road, RR32, Chilliwack, BC, Canada V2P 6H4. The space consists of approximately 1,000 sq. ft. and will be used for storage of inventory as well as an office for general administration. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2005.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 19, 2005 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol ICLA. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). At the present time, the resale or transfer of the restricted shares of Common Stock is not permissible. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Our officers and directors, possessing 50% of our voting common stock, control significantly all of our activities and thus, may affect the determination of whether dividends are paid on to our stockholders.

HOLDERS

As of December 31, 2005, we have 2,000,000 Shares of $0.001 par value common stock issued and outstanding held by 32 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $7,684 in revenue since inception and have incurred $14,568 in expenses through December 31, 2005.

The following table provides selected financial data about our company for the year ended December 31, 2005.

                 Balance Sheet Data:                 12/31/05
                 -------------------                 --------
                 Cash                                $47,652
                 Total assets                        $47,652
                 Total liabilities                   $   222
                 Shareholders' equity                $47,431

Cash provided by financing activities for the year ended December 31, 2005 was $50,000, resulting from the sale of our common stock in an initial public offering, which was completed on June 30, 2005.

PLAN OF OPERATIONS/MILESTONES

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

The following milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The amount of initial inventory, working capital requirements and the other projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $50,000 (net of $45,000) raised through our initial public offering which was completed on June 30, 2005. If we begin to generate profits we will increase our sales activity accordingly. Our sales began in September and we estimate they will reach a level to sustain daily operations by July 2006. Because our business is order-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget, management will be responsible for the preparation of the required documents to keep the costs to a minimum.

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

NOVEMBER/EARLY DECEMBER 2005
We put together a final promotional blitz to drum up last minute sales prior to the end of the Christmas shopping season.

FUTURE MILESTONES:

MAY 2006
Our initial catalogue will be designed and printed. The initial printing run will be for 500 pieces at a cost of $4.00 per catalogue. We also plan to purchase a magnetic code machine and shelving and racking for our inventory.

JUNE 2006
We will design and launch our website while simultaneously mailing promotional flyers with specials on both OEM and generic products.

JULY 2006
We anticipate our sales will have reached a level that will sustain our business operations and allow us to begin hiring employees as necessary and compensate our officers and directors for their time. At this time we have no agreements or understandings regarding the amount of compensation for the officers and directors participation.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2005 which are included in this annual report have been examined by De Joya Griffith & Company, LLC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address                      Age             Position(s)
----------------                      ---             -----------
Rachel Wosk (1)                       70              President, CEO and
48055 Yale Road, RR32                                 Chairman of the Board
Chilliwack, BC, Canada V2P 6H4

Leah Wosk (1)                         30              Treasurer, CFO,
409 - 3638 W. Broadway                                Secretary, and Director
Vancouver, BC, Canada V6R 2B7

----------
(1) Rachel Wosk is the mother of Leah Wosk.

The persons named above have held their offices/positions since inception of our Company. The officers and directors are our only officers, directors, promoters and control persons.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years. No arrangements exist that may result in a change of control of International Cellular Accessories.

BACKGROUND OF OFFICERS AND DIRECTORS

RACHEL WOSK has been President, CEO and Chairman of the Board of Directors of the Company and its subsidiary since inception. From January 2002 to September 2004 she was the General Manager for Cel-Pak, a wholesaler of cellular accessories in Chilliwack, BC. From November 1989 to Jan 2002 she was employed by the Federal Government of Canada on behalf of Statistics Canada where she worked as a field investigator.

LEAH WOSK has been the Treasurer, CFO, Secretary and a director of the Company since inception. From June 1999 to the present she has been employed by The Maritime Life Assurance Company, an insurance company located in Vancouver, BC. She currently holds the position of Customer Specific Integration Manager and previously held the position of Executive Assistant to the Vice President in the same company. As Customer Specific Integration Manager she is responsible for the development and subsequent implementation of processes around system integration. She is required to balance internal requirements, budget and timelines with customer needs. This includes assessing and documenting conversion implications, risk analysis and final plan recommendations.

From 2003 to present, Ms. Wosk has been taking courses part time in the "Marketing Management" certificate program at the British Columbia Institute of Technology (BCIT) in Burnaby, BC. Starting in 2000 she has taken several courses toward her Certified Employee Benefits Specialist (CEBS) designation. She has since completed courses in Compensation Concepts and Principles, Applications of Life, Health and Other Group Benefits of Group Insurance, and Principles of Life, Health and Other Group Benefits of Group Insurance. In 1996 she received her Pharmacy Technician Certificate from the University College of the Fraser Valley, in Chilliwack, BC. From 1992 to 1994 she studied Liberal Arts at the University College of the Fraser Valley. She has also received numerous certificates in computer applications from Microsoft and Adobe. She is also a member of the International Society of Certified Employee Benefits Specialists (ISCEBS).

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation            Long-Term Comp.
                              -----------------------------      ---------------
                                                     Other
Name and                      Consulting             Annual
Position(s)           Year       Fees       Bonus    Comp.      Awards   Payouts
-----------           ----       ----       -----    -----      ------   -------
Rachel Wosk            2005     $  0        None     None        None      None
President, CEO,        2004     $  0        None     None        None      None
and Director

Leah Wosk              2005     $  0        None     None        None      None
Treasurer, CFO,        2004     $  0        None     None        None      None
Secretary and Director

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2006, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder(s) listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address                    No. of            Percentage
Beneficial Owner                    Shares           of Ownership
----------------                    ------           ------------
Clifford W. Chapman                1,000,000             50%
10 Warren Avenue
Spring Lake, NJ 07762

All Officers and
Directors as a Group               1,000,000             50%

CHANGE OF CONTROL

Subsequent to the period covered by this annual report, on March 28, 2006 Rachel Wosk and Leah Wosk, our then principal shareholders, each sold 500,000 shares of our common stock owned by them to Clifford W. Chapman. Following the sale, Mr. Chapman owned 1,000,000 of our 2,000,000 outstanding common shares representing 50% of our outstanding shares. In connection with the stock sale Rachel Wosk and Leah Wosk, our officers and directors, have resigned their positions as officers and directors, effective April 1,2006 and appointed Clifford Chapman to serve as our sole officer and director immediately following the effectiveness of such resignations.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rachel Wosk, an officer and director, is the mother of Leah Wosk an officer and director. Rachel Wosk and Leah Wosk are the only officers, directors, promoters and affiliates of both our company and our subsidiary.

We are currently using the home of Rachel Wosk, an officer and director of our Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

On October 29, 2004, the Company issued 500,000 shares of its $0.001 par value common stock to Ms. Rachel Wosk, an officer and director of the Company in exchange for cash in the amount of $2,500, or $0.005 per share.

On October 29, 2004, the Company issued 500,000 shares of its $0.001 par value common stock to Ms. Leah Wosk, an officer and director of the Company in exchange for cash in the amount of $2,500, or $0.005 per share.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

         Exhibit
         Number                           Description
         ------                           -----------
         Exhibit 31.1    302 Certification of Chief Executive Officer
         Exhibit 31.2    302 Certification of Chief Financial Officer
         Exhibit 32.1    906 Certification of Chief Executive Officer
         Exhibit 32.2    906 Certification of Chief Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $3,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $1,875 during the year ended December 31, 2005.

For the year ended December 31, 2004, the total fees charged to the company for audit services were $1,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,250.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2006                 International Cellular Accessories, Registrant


                               By: /s/ Rachel Wosk
                                  -------------------------------------------
                                  Rachel Wosk, President and Chief
                                  Executive Officer



March 28, 2006                 By: /s/ Leah Wosk
                                  -------------------------------------------
                                  Leah Wosk, Treasurer, Chief Financial
                                  Officer, Principal Accounting Officer,
                                  and Secretary

To the Board of Directors and Stockholders
International Cellular Accessories
(A Development Stage Company)
Chilliwack, BC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of International Cellular Accessories (A Developmental Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005 and for the period from October 6, 2004(Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of International Cellular Accessories as of December 31, 2004. Those statements were audited by other auditors' whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period from October 6, 2004 (Inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
------------------------------------------
De Joya Griffith & Company, LLC
March 17, 2005
Las Vegas, Nevada

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               (In U.S. Dollars)

                                                                       (Audited)            (Audited)
                                                                         As of                As of
                                                                    December 31, 2005    December 31, 2004
                                                                    -----------------    -----------------
                                     ASSETS

Current assets
  Cash                                                                  $ 47,652             $  4,643
                                                                        --------             --------
      Total current assets                                                47,652                4,643

Total assets                                                            $ 47,652             $  4,643
                                                                        ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Sales Tax Payable                                                     $    222             $     --
                                                                        --------             --------
      Total current liabilities                                              222                   --
                                                                        --------             --------

      Total liabilities                                                      222                   --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 2,000,000 and 1,000,000 shares issued and
   outstanding as of December 31, 2005 and December 31, 2004               2,000                1,000
  Additional paid-in capital                                              53,000                4,000
  Accumulated deficit                                                    (10,877)                (181)
  Accumulated other comprehensive income                                   3,308                 (176)
                                                                        --------             --------
      Total stockholders' equity                                          47,431                4,643
                                                                        --------             --------

      Total liabilities and stockholders' equity                          47,652             $  4,643
                                                                        ========             ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                               (In U.S. Dollars)

                                                                               Audited                 Audited
                                                       Audited              From Inception          From Inception
                                                    January 1, 2005       (October 6, 2004)       (October 6, 2004)
                                                       through                 through                 through
                                                  December 31, 2005       December 31, 2004       December 31, 2005
                                                  -----------------       -----------------       -----------------
Revenue                                              $     7,684             $        --             $     7,684
Cost of goods sold                                         3,812                      --                   3,812
                                                     -----------             -----------             -----------
      Gross profit                                         3,872                      --                   3,872

Operating expenses
  Professional fees                                        6,010                      --                   6,010
  General and administrative                               8,557                     181                   8,738
                                                     -----------             -----------             -----------

      Total operating expenses                            14,568                     181                  14,749
                                                     -----------             -----------             -----------

Loss from operations                                     (10,696)                   (181)                (10,877)

Loss before provision for income taxes                   (10,696)                   (181)                (10,877)
Provision for income taxes                                    --                      --                      --
                                                     -----------             -----------             -----------

Net loss                                             $   (10,696)            $      (181)            $   (10,877)
                                                     -----------             -----------             -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                  3,484                    (176)                  3,308
                                                                                                     -----------
Other comprehensive income                           $     3,484             $      (176)            $     3,308
                                                     -----------             -----------             -----------

Comprehensive income                                 $    (7,212)            $      (357)            $    (7,569)
                                                     ===========             ===========             ===========

Basic and diluted loss per common share              $     (0.00)            $     (0.00)            $     (0.01)
                                                     ===========             ===========             ===========
Basic and diluted weighted average
 common shares outstanding                             1,506,849                 735,632               1,360,619
                                                     ===========             ===========             ===========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                               (In U.S. Dollars)

                                                                               Audited                 Audited
                                                       Audited              From Inception          From Inception
                                                    January 1, 2005       (October 6, 2004)       (October 6, 2004)
                                                       through                 through                 through
                                                  December 31, 2005       December 31, 2004       December 31, 2005
                                                  -----------------       -----------------       -----------------
Cash flows from operating activities:
  Net loss                                            $(10,696)               $   (181)                $(10,877)
  Adjustments to reconcile net loss to                      --                      --
   net cash used by operating activities:                   --                      --
    Other comprehensive income                           3,483                    (176)                   3,307
  Changes in operating assets and liabilities:              --                      --
    Sales Tax Payable                                      222                     222
                                                      --------                --------                 --------
        Net cash used by operating activities           (6,991)                   (357)                  (7,348)

Cash flows from investing activities:
  Purchase of property and equipment                        --                      --                       --
                                                      --------                --------                 --------
        Net cash used by investing activities               --                      --                       --

Cash flows from financing activities:
  Proceeds from issuance of common stock                50,000                   5,000                   55,000
                                                      --------                --------                 --------
        Net cash provided by financing activities       50,000                   5,000                   55,000

Net increase in cash                                    43,009                   4,643                   47,652

Cash, beginning of period                                4,643                      --                       --
                                                      --------                --------                 --------

Cash, end of period                                   $ 47,652                $  4,643                 $ 47,652
                                                      ========                ========                 ========
Supplementary cash flow information:
  Cash payments for income taxes                      $     --                $     --                 $     --
                                                      ========                ========                 ========
  Cash payments for interest                          $     --                $     --                 $     --
                                                      ========                ========                 ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSORIES
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                               (In U.S. Dollars)

                                                 Common Stock     Additional      Other                         Total
                                             -----------------     Paid-in    Comprehensive    Accumulated   Stockholders'
                                             Shares     Amount     Capital    Income (Loss)     Deficit        Equity
                                             ------     ------     -------    -------------     -------        ------
Balance at October 6, 2004
(Date of inception)                               --    $   --    $     --       $    --       $     --       $     --

Common Stock Issued for Cash               1,000,000     1,000       4,000            --             --          5,000

Other comprehensive income
  Foreign currency translation adjustment                                           (176)            --           (176)

Net loss                                          --        --          --            --           (181)          (181)
                                           ---------    ------    --------       -------       --------       --------

Balance, December 31, 2004                 1,000,000    $1,000    $  4,000       $  (176)      $   (181)      $  4,643
                                           =========    ======    ========       =======       ========       ========

Common Stock Issued for Cash               1,000,000     1,000      49,000            --             --         50,000

Other comprehensive income
  Foreign currency translation adjustment                                          3,484             --          3,484

Net loss                                          --        --          --            --        (10,696)       (10,696)
                                           ---------    ------    --------       -------       --------       --------

Balance, December 31, 2005                 2,000,000     2,000      53,000       $ 3,308       $(10,877)      $ 47,431
                                           =========    ======    ========       =======       ========       ========

                 See Accompanying Notes to Financial Statements

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the "Company" or "International Cellular") was incorporated in the State of Nevada on October 6, 2004. The company plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. These products, such as aerials, cell phone cases, hands-free units, car chargers, etc., will be purchased from name brand supplies and resold at discounted prices. The company also intends to handle lines of generic accessories which it would like to develop under its own brand. The Company hopes to purchase these items in bulk, repackage and then sell the items to the industry at discounted prices. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although no work towards this website has been completed as of December 31, 2005. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

   MANAGEMENT OF COMPANY - The company filed its articles of incorporation with the Nevada Secretary of State on October 6, 2004, indicating Rachel Cecile Wosk and William Wosk as the incorporators.

   The company filed its annual list of officers and directors with the Nevada Secretary of State on September 13, 2005, indicating its President is Rachel Wosk and its Secretary and Treasurer is Leah Wosk. Rachel Wosk and Leah Wosk were both listed as directors on this filing.

   GOING CONCERN - The Company incurred net losses of approximately $10,877 and accumulated other comprehensive income gains of $3,308 from the period of October 6, 2004 (Date of Inception) through December 31, 2005 and has commenced its operations on a very limited basis, however, it is still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   COMPREHENSIVE INCOME (LOSS) - The Company's bank account is located in Canada, with funds in Canadian dollars. Foreign currency translation gains were $3,484 for the year ended December 31, 2005. See Note 7 regarding comprehensive income.

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

   ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through December 31, 2005.

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

2. PROPERTY AND EQUIPMENT

   As of December 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 2,000,000 issued and outstanding as of December 31, 2005. The issued and outstanding shares were issued as follows:

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

   As of December 31, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

5. STOCK OPTIONS

   As of December 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. COMPREHENSIVE INCOME

   The Company's bank account is located in Canada, with funds in Canadian dollars, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $3,308 for the period ended December 31, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of CDN$55,419 at December 31, 2005, while the exchange rate was $1.1630, thus the equivalent amount in US Dollars is $47,652.

                       INTERNATIONAL CELLULAR ACCESSSORIES
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. LITIGATION

   As of December 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

   There have been no subsequent events after the end of the period, December 31, 2005, which are material to operations.