Form 10QSB
period 2006-03-31
International Cellular Accessories
filed 2006-05-19
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-123092

INTERNATIONAL CELLULAR ACCESSORIES
(Exact name of small business issuer as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Warren Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(703) 622-6210
(Registrant’s telephone number, including area code)

48055 Yale Road, RR 32 Chilliwack, British Columbia, Canada V2P 6H4
(Former address if changed since last report)

 Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of May 15, 2006, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

INTERNATIONAL CELLULAR ACCESSORIES
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as of March 31, 2006 (Unaudited) and
December 31, 2005 (Audited)	5

Statements of Operations for the three months
ended March 31, 2006 and 2005 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2006 (Unaudited)	6

Statements of Stockholders’ Equity	7

Statements of Cash Flows for the three months
ended March 31, 2006 and 2005 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(IN U.S. DOLLARS)
	(Unaudited) As of March 31, 2006	(Audited) As of December 31, 2005
ASSETS

Current assets
Cash	$41,918	$47,652
Total current assets	41,918	47,652

Total assets	$41,918	$47,652

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Sales tax payable	$222	$222
Total current liabilities	222	222

Total liabilities	222	222

Stockholders' equity
Common stock; $.001 par value; 75,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	53,000	53,000
Accumulated deficit	(16,502)	(10,877)
Accumulated other comprehensive income	3,198	3,308
Total stockholders' equity	41,696	47,431

Total liabilities and stockholders' equity	$41,918	$47,652

The notes to the financials should be read in conjunction with these financial statements.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(IN U.S. DOLLARS)
	(Unaudited) January 1, 2006 through March 31, 2006	(Unaudited) January 1, 2005 through March 31, 2005	(Unaudited) Period from October 6, 2004 (Date of inception) through March 31, 2006

Revenue	$--	$--	$7,684
Cost of goods sold	-	-	3,812
Gross profit	0	0	3,872

Operating expenses
Professional fees	4,895	3,666	10,906
General and administrative	730	793	9,468

Total operating expenses	5,625	4,459	20,374

Loss from operations	(5,625)	(4,459)	(16,502)

Loss before provision for income taxes	(5,625)	(4,459)	(16,502)
Provision for income taxes	--	--	--

Net loss	$(5,625)	$(4,459)	$(16,502)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(110)	(20)	3,198

Other comprehensive income	$(110)	$(20)	$3,198

Comprehensive income	$(5,735)	$(4,479)	$(13,304)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	2,000,000	1,000,000	1,466,790

The notes to the financials should be read in conjunction with these financial statements.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
(IN U.S. DOLLARS)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance at October 6, 2004 (Date of inception)	--	$--	$--	$--	$--	$--

Common Stock Issued for Cash	1,000,000	1,000	4,000	-	-	5,000

Other comprehensive income
Foreign currency translation adjustment				(176)	-	(176)

Net loss	--	--	--	--	(181)	(181)

Balance, December 31, 2004	1,000,000	$1,000	$4,000	$(176)	$(181)	$4,643

Common Stock Issued for Cash	1,000,000	1,000	49,000	-	-	50,000

Other comprehensive income				3,484		3,484
Foreign currency translation adjustment					-	--

Net loss	--	--	--	--	(10,696)	(10,696)

Balance, December 31, 2005	2,000,000	2,000	53,000	$3,308	$(10,877)	$47,431

Other comprehensive income
Foreign currency translation adjustment				(110)	-	(110)

Net loss	--	--	--	--	(5,625)	(5,625)

Balance, March 31, 2006	2,000,000	2,000	53,000	$3,198	$(16,502)	$41,696

The notes to the financials should be read in conjunction with thse financial statements.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(IN U.S. DOLLARS)
	(Unaudited) January 1, 2006 through March 31, 2006	(Unaudited) January 1, 2005 through March 31, 2005	(Unaudited) Period from October 6, 2004 (Date of inception) through March 31, 2006
Cash flows from operating activities:
Net loss	$(5,625)	$(4,459)	$(16,502)
Adjustments to reconcile net loss to
net cash used by operating activities:
Other comprehensive income	(109)	(20)	3,198
Changes in operating assets and liabilities:
Changes in operating assets and liabilities	-	-	222
Net cash used by operating activities	(5,734)	(4,479)	(13,082)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Net cash provided by financing activities	-	-	55,000

Net increase (decrease) in cash	(5,734)	(4,479)	41,918

Cash, beginning of period	47,652	4,643	--

Cash, end of period	$41,918	$164	$41,918

Supplementary cash flow information:
Cash payments for income taxes	$--	$--	$--
Cash payments for interest	$--	$--	$--

The notes to the financials should be read in conjunction with thse financial statements.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004. The company plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. These products, such as aerials, cell phone cases, hands-free units, car chargers, etc., will be purchased from name brand supplies and resold at discounted prices. The company also intends to handle lines of generic accessories which it would like to develop under its own brand. The Company hopes to purchase these items in bulk, repackage and then sell the items to the industry at discounted prices. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although no work towards this website has been completed as of March 31, 2006. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on October 6, 2004, indicating Rachel Cecile Wosk and William Wosk as the incorporators.

The company filed its annual list of officers and directors with the Nevada Secretary of State on September 13, 2005, indicating its President is Rachel Wosk and its Secretary and Treasurer is Leah Wosk. Rachel Wosk and Leah Wosk were both listed as directors on this filing. See Note 8 regarding change in control.

Going concern - The Company incurred net losses of approximately $16,502 and accumulated other comprehensive income gains of $3,198 from the period of October 6, 2004 (Date of Inception) through March 31, 2006 and has commenced its operations on a very limited basis, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is December 31.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through March 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company’s bank account is located in Canada, with funds in Canadian dollars. Foreign currency translation losses were $110 for the period ended March 31, 2006. See Note 6 regarding comprehensive income.

Foreign Currency Translation - The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Concentration of risk - A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Rachel Wosk and Cliff Chapman.  Should Rachel Wosk or Cliff Chapman determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Revenue recognition - The company will recognize revenues as the orders are finalized and shipped, in accordance with the terms of our agreements. The cellular accessories are expected to be delivered within a short period, generally ranging from a few days to approximately three weeks. An appropriate deferral is made for direct costs related to sales in process, and no revenue is recognized until shipment of the products has taken place. Billings rendered in advance of products being shipped, as well as customer deposits received in advance, will be recorded as a current liability included in deferred revenue. We are expecting to estimate sale losses and returns, if any, and provide for such losses in the period they are determined and estimable. Once sales commence we will also determine a reasonable allowance for refunds based on the experience we generate and should a high likelihood or occurrence of refund requests take place. We do not believe that there are realistic alternatives to our revenue recognition policy given the short period of service delivery and the requirement to deliver completed products to our customers. We do not believe there is significant risk of recognizing revenue prematurely since our sales process is standardized, the earnings process is short and no single order is expected to account for a significant portion of our revenue.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements -
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

2.	PROPERTY AND EQUIPMENT

As of March 31, 2006, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 2,000,000 issued and outstanding as of March 31, 2006. The issued and outstanding shares were issued as follows:

500,000 common shares were issued to Leah Wosk on October 29, 2004 for the sum of $2,500 in cash.

500,000 common shares were issued to Rachel Cecile Wosk on October 29, 2004 for the sum of $2,500 in cash.

1,000,000 common shares were issued to 30 investors in the Company’s SB-2 offering for the aggregate sum of $50,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on May 27, 2005 and completed in June 2005.  See Note 9 regarding subsequent issuance of stock

4.	RELATED PARTY TRANSACTIONS

The Company currently uses the home of Rachel Wosk, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

As of March 31, 2006, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder’s Equity and Note 8 - Change in Control.

5.	STOCK OPTIONS

As of March 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	COMPREHENSIVE INCOME

The Company’s bank account is located in Canada, with funds in Canadian dollars, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $110 for the period ended March 31, 2006. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of CDN$48,960 at March 31, 2006, while the exchange rate was $0.8562, thus the equivalent amount in US Dollars is $41,918.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

7.	LITIGATION

As of March 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

8.	CHANGE OF CONTROL

On March 28, 2006 Rachel Wosk and Leah Wosk, the Company’s then principal shareholders, each sold 500,000 shares of their common stock owned by them to Clifford W. Chapman. Following the sale, Mr. Chapman owned 1,000,000 of the Company’s 2,000,000 outstanding common shares representing 50% of the Company’s outstanding shares.

9.	SUBSEQUENT EVENTS

Effective April 1, 2006, Rachel Wosk and Leah Wosk resigned their positions as officers and directors and appointed Clifford W. Chapman to serve as our sole officer and director immediately following the effectiveness of such resignations.

On April 3, 2006, the Company issued 1,150,000 shares of restricted common stock to Clifford W. Chapman in consideration of his serving as the Company’s sole officer and director.

ITEM 2. PLAN OF OPERATION

We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States. We conducted minimal operations in this line of business and in April 2006 decided to discontinue operations in this area. We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Clifford Chapman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2006, we issued 1,150,000 shares of our common stock (the “Shares”) to Clifford W. Chapman in consideration for his serving as an officer and director. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

On March 28, 2006 Rachel Wosk and Leah Wosk, our then principal shareholders, each sold 500,000 shares owned by them to Clifford W. Chapman for an aggregate price of $20,000. Following such sale, Mr. Chapman owned 1,000,000 of our then outstanding 2,000,000 shares. In connection with the stock sale Rachel Wosk and Leah Wosk resigned their positions as officers and directors effective April 1, 2006 and appointed Clifford W. Chapman to serve as our sole officer and director immediately following the effectiveness of such resignation.

ITEM 6. EXHIBITS
(a)  Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: May 18, 2006	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and Accounting Officer