Form 10QSB
period 2006-06-30
International Cellular Accessories
filed 2006-08-17
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNATIONAL CELLULAR ACCESSORIES
JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at June 30, 2006 (Unaudited) and December 31, 2005 (Audited)	5

Statements of Operations for the three and six months ended June 30, 2006 and 2005 (Unaudited) and for the period from October 6, 2004 (date of inception) to June 30, 2006 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited) and for the period from October 6, 2004 (date of inception) to June 30, 2006 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	(Audited)
	As of	As of
	June 30, 2006	December 31, 2005
ASSETS

Current assets
Cash	$62,055	$47,652
Prepaid expenses	29,184	-
Total current assets	91,239	47,652

Total assets	$91,239	$47,652

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Sales tax payable	$--	$222
Accounts payable	2,000
Accrued interest payable	451
Total current liabilities	2,451	222

Long Term Liabilities
Convertible Debt - related party	3,859	-
Convertible Debt	61,141	-
Total long term liabilities	65,000
Total liabilities	67,451	222

Stockholders' equity
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding	3,150	2,000
Additional paid-in capital	74,850	53,000
Accumulated deficit	(59,486)	(10,877)
Accumulated other comprehensive income	5,274	3,308
Total stockholders' equity	23,788	47,431

Total liabilities and stockholders' equity	$91,239	$47,652

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					(Unaudited)
					Period from
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	October 6, 2004
	April 1, 2006	April 1, 2005	January 1, 2006	January 1, 2005	(Date of inception)
	through	through	through	through	through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenue	$--		$--		$7,684
Cost of goods sold	-		-		3,812
Gross profit					3,872

Operating expenses
Professional fees	19,087	1,033	23,982	1,033	29,993
Stock based services	23,000	-	23,000	-	23,000
General and administrative	787	1,682	1,517	6,141	10,255

Total operating expenses	42,874	2,715	48,499	7,174	63,248

Loss from operations	(42,874)	(2,715)	(48,499)	(7,174)	(59,376)

Other income (expenses):
Other expense	-		-		-
Interest expense	(451)	-	(451)	-	(451)
Interest income	341		341		341
Total other income (expenses)	(110)	--	(110)	--	(110)

Loss before provision for income taxes	(42,984)	(2,715)	(48,609)	(7,174)	(59,486)
Provision for income taxes	--		--	--	--

Net loss	$(42,984)	$(2,715)	$(48,609)	$(7,174)	$(59,486)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,076	479	1,966	459	5,274

Other comprehensive income	$2,076	$479	$1,966	$459	$5,274

Comprehensive income	$(40,908)	$(2,236)	$(46,643)	$(6,715)	$(54,212)

Basic loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)	(0.01)
Diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	3,150,000	1,500,000	2,575,000	1,000,000	1,630,556
Diluted weighted average
common shares outstanding	3,215,000	1,500,000	2,640,000	1,000,000	1,639,812

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			(Unaudited)
			Period from
	(Unaudited)	(Unaudited)	October 6, 2004
	January 1, 2006	January 1, 2005	(Date of inception)
	through	through	through
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(48,609)	$(7,174)	$(59,486)
Adjustments to reconcile net loss to
net cash used by operating activities:
Other comprehensive income	1,967	459	5,274
Stock based services	23,000	-	23,000
Changes in operating assets and liabilities:
Changes in operating assets and liabilities		-
Increase in prepaid expenses	(29,184)	-	(29,184)
Increase in accounts payable and accrued liabilities	2,229	-	2,451

Net cash used by operating activities	(50,597)	(6,715)	(57,945)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	65,000		65,000
Net cash provided by financing activities	65,000	-	120,000

Net increase (decrease) in cash	14,403	(6,715)	62,055

Cash, beginning of period	47,652	4,643	--

Cash, end of period	$62,055	$(2,072)	$62,055
			-
Supplementary cash flow information:
Cash payments for income taxes	$--	$--	$--
Cash payments for interest	$--	$--	$--

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004 with plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. In April 2006, the Company decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as means of enhancing shareholder value. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on October 6, 2004, indicating Rachel Cecile Wosk and William Wosk as the incorporators.

Effective April 1, 2006 Rachel Wosk and Leah Wosk resigned their positions as officers and directors and appointed Clifford W. Chapman to serve as our sole officer and director immediately following the effectiveness of such resignations.

Going concern - The Company incurred net losses of approximately $59,486 and accumulated other comprehensive income gains of $5,274 from the period of October 6, 2004 (Date of Inception) through June 30, 2006; however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through June 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) -One of the Company’s bank accounts was located in Canada, with funds in Canadian dollars. Foreign currency translation gains were $1,966 for the period ended June 30, 2006. See Note 7 regarding comprehensive income.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through June 30, 2006.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.     PROPERTY AND EQUIPMENT

As of June 30, 2006, the Company does not own any property and/or equipment.

INTERNATIONAL CELLULAR ACCESSSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.     STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of June 30, 2006. The issued and outstanding shares were issued as follows:

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

1,150,000 common shares were issued to Clifford W. Chapman on April 3, 2006 in consideration of his serving as the Company’s sole officer and director at $0.02 per share.

4.     CONVERTIBLE NOTE PAYABLE

The Company entered into a Securities Purchase Agreement with four investors and an officer of the company on May 10, 2006 for the issuance of an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $1.00 per share starting May 10, 2006. One of the Notes, in the principal amount of $3,859 was issued to Clifford Chapman, our sole officer and director.

5.     STOCK OPTIONS

As of June 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.     COMPREHENSIVE INCOME

One of the Company’s bank accounts was located in Canada, with funds in Canadian dollars, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $1,996 for the period ended June 30, 2006. The Company opened new bank accounts in the US. The before-tax amount and after-tax amount are the same for the Company. The Company closed the Canadian account as of June 30, 2006. The exchange rate for the period was $0.896.

7.     LITIGATION

As of June 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Clifford Chapman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were ineffective to insure that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The lack of effectiveness related to the preparation of our financial statements and was due to the limited internal human resources available to us. Our disclosure controls and procedures have been subsequently modified by our engagement of outside accountants to assist us with this process. Based upon such modification, we now believe our disclosure controls and procedures to be effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting notwithstanding our April 2006 discontinuance of cellular accessories operations, changes in management and related shifts in persons controlling our financial records and preparing our internal financial statements.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2006, we issued 1,150,000 shares of our common stock (the “Shares”) to Clifford W. Chapman in consideration for his serving as an officer and director. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In consideration of May 10, 2006 loans from five persons in the aggregate amount of $65,000, we issued five promissory notes (the “Notes”), each dated May 10, 2006, to five persons. Each of the Notes has a 3 year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a conversion price of $1.00 per share, at the option of the holder, at any time after May 10, 2007. One of the Notes, in the principal amount of $3,859 was issued to Clifford Chapman, our sole officer and director.

ITEM 5.  OTHER INFORMATION

Effective May 1, 2006 we entered into a six month Consulting Agreement with Rachel Wosk, a former executive officer and director of ours. Pursuant to the Consulting Agreement Ms. Wosk is assisting and advising us with our SEC filings as such pertains to matters that took place prior to April 1, 2006 and assisted us with the dissolution of our Canadian subsidiary, International Cellular Accessories, Inc. which was effected on June 12, 2006. We agreed to pay Ms. Wosk compensation under the Consulting Agreement in the amount of CDN$48,703 which amount was paid in May 2006.

ITEM 6.  EXHIBITS

(a)	Exhibits.

10.1	Consulting Agreement between Registrant and Rachel Wosk dated as of May 1, 2006

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: August 17, 2006	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and Accounting Officer