Form 10QSB
period 2006-09-30
International Cellular Accessories
filed 2006-11-14
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒No ☐

As of November 8, 2006, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

INTERNATIONAL CELLULAR ACCESSORIES
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	14

Item 3.	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at September 30, 2006 (Unaudited) and
December 31, 2005 (Audited)	5

Statements of Operations for the three and nine months
ended September 30, 2006 and 2005 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
September 30, 2006 (Unaudited)	6

Statements of Cash Flows for the nine months
ended September 30, 2006 and 2005 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
September 30, 2006 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	(Audited)
	As of	As of
	September 30, 2006	December 31, 2005
ASSETS

Current assets
Cash	$20,183	$47,652
Prepaid expenses	29,184	-
Total assets	$49,367	$47,652

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Sales tax payable	$--	$222
Accounts payable	$--	$--
Accrued interest payable	451	$--
Total current liabilities	451	222

Long Term Liabilities
Convertible Debt	65,000	-
Total long term liabilities	65,000
Total liabilities	65,451	222

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding	3,150	2,000
Additional paid-in capital	74,850	53,000
Accumulated deficit	(99,358)	(10,877)
Accumulated other comprehensive income	5,274	3,308
Total stockholders' deficit	(16,084)	47,431

Total liabilities and stockholders' deficit	$49,367	$47,652

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					(Unaudited)
					Period from
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	October 6, 2004
	July 1, 2006	July 1, 2005	January 1, 2006	January 1, 2005	(Date of inception)
	through	through	through	through	through
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Revenue	$--	$341	$--	$341	$7,684
Cost of goods sold	-	293	-	293	3,812
Gross profit	-	48	-	48	3,872

Operating expenses
Professional fees	39,263	1,329	63,245	6,250	69,256
Stock based services	-	-	23,000	-	23,000
General and administrative	1,009	5,527	2,526	5,097	11,264

Total operating expenses	40,272	6,856	88,771	11,347	103,520

Loss from operations	(40,272)	(6,808)	(88,771)	(11,299)	(99,648)

Other income (expenses):
Interest expense	-	-	(451)	-	(451)
Interest income	399	-	740	-	740
Total other income (expenses)	399	--	289	--	289

Loss before provision for income taxes	(39,872)	(6,808)	(88,481)	(11,299)	(99,358)
Provision for income taxes	--	--	--	--	--

Net loss	$(39,872)	$(6,808)	$(88,481)	$(11,299)	$(99,358)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	2,440	1,966	459	5,274

Other comprehensive income	$-	$2,440	$1,966	$459	$5,274

Comprehensive income	$(39,872)	$(4,368)	$(86,515)	$(10,840)	$(94,084)

Basic loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)	(0.05)

Diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)	(0.05)

Basic weighted average
common shares outstanding	3,150,000	2,000,000	2,766,667	1,340,659	1,912,500

Diluted weighted average
common shares outstanding	3,215,000	2,000,000	2,810,000	1,340,659	1,928,750

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			(Unaudited)
			Period from
	(Unaudited)	(Unaudited)	October 6, 2004
	January 1, 2006	January 1, 2005	(Date of inception)
	through	through	through
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(88,481)	$(11,299)	$(99,358)
Adjustments to reconcile net loss to
net cash used by operating activities:
Other comprehensive income	1,967	696	5,274
Stock based services	23,000	-	23,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(29,184)	(3,988)	(29,184)
Increase in accounts payable and accrued liabilities	229	-	451

Net cash used by operating activities	(92,469)	(14,591)	(99,817)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	55,000
Proceeds from issuance of convertible debt	65,000	-	65,000
Net cash provided by financing activities	65,000	50,000	120,000

Net increase (decrease) in cash	(27,469)	35,409	20,183

Cash, beginning of period	47,652	4,643	--

Cash, end of period	$20,183	$40,052	$20,183

Supplementary cash flow information:
Cash payments for income taxes	$--	$--	$--
Cash payments for interest	$--	$--	$--

See Accompanying Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004 with plans to be in the business of importing of new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. In April 2006, the Company decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as means of enhancing shareholder value. The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately $101,358 and accumulated other comprehensive income gains of $5,274 from the period of October 6, 2004 (Date of Inception) through September 30, 2006; however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through September 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Foreign Currency Translation - The Company’s functional currency prior to June 30, 2006 was in Canadian dollars as substantially all of the Company’s operations were in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable. As of June 30, 2006 all of the Company’s operations were in the United States and the functional currency is the United States dollar.

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

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through September 30, 2006.

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

2. PROPERTY AND EQUIPMENT

As of September 30, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of September 30, 2006. The issued and outstanding shares were issued as follows:

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

4. CONVERTIBLE NOTE PAYABLE

On May 10, 2006 the company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007.

5. STOCK OPTIONS

As of September 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of September 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting .

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended September 30, 2006.

ITEM 6. EXHIBITS

(a)  Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: November 10, 2006	By: /s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and
Accounting Officer