Form 10KSB
period 2006-12-31
International Cellular Accessories
filed 2007-04-02
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number   333-123092

INTERNATIONAL CELLULAR ACCESSORIES
(Exact name of small business issuer as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

10 Warren Avenue, Spring Lake, NJ	07023
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (703) 622-6210
Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 21, 2007 there were 940,625 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 21, 2007 was approximately $479,718 based on the closing bid price of our common stock on March 21, 2007, which was $.51 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,150,000 shares of common stock, $0.001 par value, as of March 21, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on October 6, 2004. We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States. We conducted minimal operations in this line of business and in April 2006 decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended December 31, 2006 and December 31, 2005 we made no expenditures on research and development.

Employees

As of March 28, 2007 our only employee is our sole executive officer.

Loans

In consideration of May 10, 2006 loans from five persons in the aggregate amount of $65,000 we issued five promissory notes (the “Notes”) each dated May 10, 2006 to five persons. Each of the Notes has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time after May 10, 2007.

ITEM 2.  DESCRIPTION OF PROPERTY

We utilize space at 10 Warren Avenue, Spring Lake, NJ 07762 provided to us on a rent free basis by our sole executive officer as our executive offices. We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “ICLA” since August 29, 2005. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2005	None	None
December 31, 2005	$1.01	$0.25
March 31, 2006	$1.01	$0.10
June 30, 2006	$0.30	$0.30
September 30, 2006	$0.51	$0.30
December 31, 2006	$0.51	$0.51

Holders

As of March 28, 2007, there were approximately 6 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

On April 5, 2006 we issued 1,150,000 shares to Clifford W. Chapman in reliance on Section 4(2) of the Securities Act of 1933, as amended, as the issuance did not involve a public offering, the recipient had access to al material information about us, the recipient took the shares for investment and not for resale, and we took appropriate measures to restrict resale.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6.  PLAN OF OPERATION

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm.	8

Balance Sheets as at December 31, 2006 and December 31, 2005	9

Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the period from October 6, 2004(inception) through December 31, 2006	10

Statement of Stockholders’ Deficit	11

Statement of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and the period from October 6, 2004 (inception) through December 31, 2006	12

Notes to Financial Statements	13

To the Board of Directors and Stockholders
International Cellular Accessories
(A Development Stage Company)
10 Warren Avenue
Spring Lake, NJ 07023

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of International Cellular Accessories (A Developmental Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from October 6, 2004(Inception) through December 31, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from October 6, 2004 (Inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
March 19, 2007
Henderson, Nevada

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	(Audited)	(Audited)
	As of	As of
	December 31, 2006	December 31, 2005
ASSETS

Current assets	13,408	47,652
Cash	$13,408	$47,652
Total current assets

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Sales tax payable	$—	$222
Accrued interest payable	2,089	$—
Total current liabilities	2,089	222

Long Term Liabilities
Convertible Debt	65,000	-
Total long term liabilities	65,000
Total liabilities	67,089	222

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding for 2006, 2,000,000 shares issued and outstanding for 2005	3,150	2,000
Additional paid-in capital	74,850	53,000
Accumulated deficit	(136,955)	(10,877)
Accumulated other comprehensive income	5,274	3,308
Total stockholders' deficit	(53,681)	47,431

Total liabilities and stockholders' deficit	$13,408	$47,652

 See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			(Audited)
			Period from
	(Audited)	(Audited)	October 6, 2004
	January 1, 2006	January 1, 2005	(Date of inception)
	through	through	through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$—	$7,684	$7,684
Cost of goods sold	—	3,812	3,812
Gross profit	—	3,872	3,872

Operating expenses
Professional fees	98,817	6,010	104,828
Stock based services	23,000	—	23,000
General and administrative	3,095	8,557	11,833

Total operating expenses	124,912	14,568	139,661

Loss from operations	(124,912)	(10,696)	(135,789)

Other income (expenses):
Interest expense	(2,089)	—	(2,089)
Interest income	923	—	923
Total other income (expenses)	(1,166)	—	(1,166)

Loss before provision for income taxes	(126,078)	(10,696)	(136,955)
Provision for income taxes	—	—	—

Net loss	$(126,078)	$(10,696)	$(136,955)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,966	3,484	5,274

Other comprehensive income	$1,966	$3,484	$5,274

Comprehensive income	$(124,112)	$(7,212)	$(131,681)

Basic loss per common share	$(0.04)	$(0.00)	$(0.06)

Diluted loss per common share	$(0.04)	$(0.00)	$(0.06)

Basic weighted average
common shares outstanding	3,150,000	1,506,849	2,177,778

Diluted weighted average
common shares outstanding	3,215,000	1,506,849	2,206,667

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S DEFICIT

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at October 6, 2004 (Date of inception)	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	1,000,000	1,000	4,000	—	—	5,000

Other comprehensive income
Foreign currency translation adjustment	—	—	—	(176)	—	(176)

Net loss	—	—	—	—	(181)	(181)

Balance, December 31, 2004	1,000,000	$1,000	$4,000	$(176)	$(181)	$4,643

Common Stock Issued for Cash	1,000,000	1,000	49,000	—	—	50,000

Other comprehensive income	—	—	—	3,484	—	3,484
Foreign currency translation adjustment					—	—

Net loss	—	—	—	—	(10,696)	(10,696)

Balance, December 31, 2005	2,000,000	2,000	$53,000	$3,308	$(10,877)	$47,431

Common Stock Issued for Services	1,150,000	1,150	21,850	$—	$—	23,000

Other comprehensive income
Foreign currency translation adjustment	—	—	—	1,966	$—	1,966

Net loss	—	—	—	—	(126,078)	(126,078)

Balance, December 31, 2006	3,150,000	$3,150	$74,850	$5,274	$(136,955)	$(53,681)

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	(Audited) January 1, 2006 through December 31, 2006	(Audited) January 1, 2005 through December 31, 2005	(Audited) Period from October 6, 2004 (Date of inception)through December 31, 2006
Cash flows from operating activities:
Net loss	$(126,078)	$(10,696)	$(136,955)
Adjustments to reconcile net loss to
net cash used by operating activities:
Other comprehensive income	1,966	3,483	5,274
Stock based services	23,000	—	23,000
Changes in operating assets and liabilities:
Increase in prepaid expenses			—
Increase in accounts payable and accrued liabilities	1,867	222	2,089

Net cash used by operating activities	(99,245)	(6,991)	(106,592)

Cash flows from investing activities:
Purchase of property and equipment	—	—	—
Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	50,000	55,000
Proceeds from issuance of convertible debt	65,000	—	65,000
Net cash provided by financing activities	65,000	50,000	120,000

Net increase (decrease) in cash	(34,245)	43,009	13,408

Cash, beginning of period	47,652	4,643	—

Cash, end of period	$13,408	$47,652	$13,408

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

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

Going concern - The Company incurred net losses of approximately $136,955 and accumulated other comprehensive income gains of $5,274 from the period of October 6, 2004 (Date of Inception) through December 31, 2006; however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through December 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through December 31, 2006.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting pronouncements -

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - On January 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2005 totaled $0 and $0 respectively.

2. PROPERTY AND EQUIPMENT

As of December 31, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of December 31, 2006. The issued and outstanding shares were issued as follows:

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)

4. CONVERTIBLE NOTE PAYABLE

On May 10, 2006 the company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007.

5. STOCK OPTIONS

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of December 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Clifford Chapman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, our auditors expressed concerns over our reporting processes as such relates to the manner in which we prepared our balance sheets. Subsequent to the period covered by this report we intend to retain an experienced third party to oversee our accounting and financial reporting. Accordingly, we believe that the issues raised by our auditors will be adequately addressed and necessary controls and procedures implemented.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Executive Officers and Directors

The following table sets forth certain information, as of March 28, 2007, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Clifford Chapman	President, Secretary, Treasurer, CEO, CFO, and Director	38	April 1, 2006

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Clifford Chapman has served as our sole officer and director since April 1, 2006. He has more than 15 years of varied business experience primarily in senior management positions. He has served as head of Investment Banking at Broadband Capital Management LLC (“Broadband”) since September 2005 where he is responsible for the banking, structuring, and due diligence for all of Broadband’s transactions. Since January 2001, Mr. Chapman has been the managing director of Early Stage Associates LLC, a consulting company focused on helping businesses in capital formation and executive management. From January 2001 to the present he has also served as the managing director of ChapRoc Capital LLC, a company which invests in technology and business services companies. From June 2002 until March 2004 he served as CEO for Mindshift Technologies Inc., a managed services provider focused on IT outsourcing for small and medium enterprises. Mr. Chapman received a Masters of Business Administration with Honors from Columbia Business School and a Bachelors Degree in Computer Engineering from Lehigh University. He presently serves as a member of the Board of Directors of Catuity, Inc. (NASDAQ: CTTY)

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Clifford Chapman, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

On March 1, 2007 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President /co International Cellular Accessories at 10 Warren Avenue, Spring Lake, NJ 07023.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2006 that received annual compensation during the fiscal year ended December 31, 2006 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Clifford Chapman, Chief	2006	0	0	23,000(1)	0	0	0	0	0
Executive Officer	2005	0	0	0	0	0	0	0	0

Rachel Wosk, Chief	2006	0	0	0	0	0	0	0	0
Executive Officer (2)	2005	0	0	0	0	0	0	0	0

(1)
Clifford Chapman received 1,150,000 shares of our common stock, valued at $23,000 in April 2006 in consideration of his serving as our sole officer and director. We do not have an employment agreement with Mr. Chapman and Mr. Chapman has not been paid any compensation other than the April 2006 stock compensation.

(2)
Rachel Wosk served as our chief executive officer from our inception until April 1, 2006. Ms. Wosk received no compensation from us in her capacity as our chief executive officer during 2005 or 2006. On May 1, 2006, subsequent to her engagement as our chief executive officer, we entered into a six month Consulting Agreement with Ms. Wosk whereunder we paid Ms. Wosk CDN$48,707.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 28, 2007 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Clifford Chapman 10 Warren Avenue Spring Lake, NJ 07023	Common Stock; par value $0.001	2,213,234(2) shares (Direct)	70.2%

All directors and executive officers as a group (1 person)		2,213,234 shares (2)	70.2%

(1)	Based upon 3,150,000 shares issued and outstanding as at March 28, 2007.

(2)	Includes 3,859 shares issuable within the next 60 days in the event of conversion of a convertible promissory note.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2006 we issued 1,150,000 shares of our common stock to Clifford Chapman in consideration of his serving as our sole director.

In May 2006 in consideration of a May 10, 2006 $3,859 loan made to us by Clifford Chapman, we issued to Mr. Chapman a convertible promissory note in the principal amount of $3,859.

Effective May 1, 2006 we entered into a six month Consulting Agreement wit Rachel Wosk, a former executive officer and director of ours. Pursuant to the Consulting Agreement Ms. Wosk assisted us and advised us with our SEC filings as such pertained to matters that took place prior to April 1, 2006 and assisted us with the dissolution of our Canadian subsidiary, International Cellular Accessories, Inc. which was effected on June 12, 2006. In May 2006 we paid Ms. Wosk compensation under the Consulting Agreement in the amount of CDN$48,703.

On March 28, 2006 Rachel Wosk and Leah Wosk, our principal shareholders, each sold 500,000 shares of their common stock owned by them to Clifford W. Chapman.

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 6, 2004 (1)
3.2	3.2	By-Laws of Registrant (1)
10.1	10.1	Consulting Agreement between Registrant and Rachel Wosk dated as of May 1, 2006 (2)
14	*	Code of Ethics
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on March 2, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-123092) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on August 17, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2006 and 2005 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2006	Fiscal year ended December 31, 2005
Audit fees (1)	$15,250	$3,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	1,875
Total fees	15,250	5,375

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2007	INTERNATIONAL CELLULAR ACCESSORIES

	By:	/s/ Clifford Chapman
Clifford Chapman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clifford Chapman	President, Treasurer Chief	March 28, 2007
Clifford Chapman	Executive Officer, Chief Financial and Accounting Officer
Board of Directors

/s/ Clifford Chapman	Director	March 28, 2007
Clifford Chapman