Form 10QSB
period 2007-03-31
International Cellular Accessories
filed 2007-05-15
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INTERNATIONAL CELLULAR ACCESSORIES
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Plan of Operation	15
Item 3.	Controls and Procedures	15
	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at March 31, 2007 (Unaudited) and
December 31, 2006 (Audited)	5

Statements of Operations for the three months
ended March 31, 2007 and 2006 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2007 (Unaudited)	6

Statements of Cash Flows for the three months
ended March 31, 2007 and 2006 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2007 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	(Audited)
	As of	As of
	March 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$7,763	$13,408
Total assets	$7,763	$13,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Sales tax payable	$—	$—
Accrued interest payable	2,916	$2,089
Total current liabilities	2,916	2,089

Long Term Liabilities
Convertible Debt	65,000	65,000
Total long term liabilities	65,000	65,000
Total liabilities	67,916	67,089

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding as of March 31, 2007	3,150	3,150
Additional paid-in capital	74,850	74,850
Accumulated deficit	(143,428)	(136,955)
Accumulated other comprehensive income	5,274	5,274
Total stockholders' deficit	(60,154)	(53,681)

Total liabilities and stockholders' deficit	$7,763	$13,408

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			(Unaudited)
			Period from
	(Unaudited)	(Unaudited)	October 6, 2004
	January 1, 2007	January 1, 2006	(Date of inception)
	through	through	through
	March 31, 2007	March 31, 2006	March 31, 2007

Revenue	$—	$—	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	5,564	4,895	110,392
Stock based services	-	-	23,000
General and administrative	128	730	11,961

Total operating expenses	5,692	5,625	145,353

Loss from operations	(5,692)	(5,625)	(141,481)

Other income (expenses):
Interest expense	(827)	-	(2,916)
Interest income	47	-	970
Total other income (expenses)	(781)	—	(1,947)

Loss before provision for income taxes	(6,473)	(5,625)	(143,428)
Provision for income taxes	—	—	—

Net loss	$(6,473)	$(5,625)	$(143,428)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	(110)	5,274

Other comprehensive income	$-	$(110)	$5,274

Comprehensive income	$(6,473)	$(5,735)	$(138,154)

Basic loss per common share	$(0.00)	$(0.00)	$(0.06)

Diluted loss per common share	$(0.00)	$(0.00)	$(0.06)

Basic weighted average
common shares outstanding	3,150,000	2,000,000	2,275,000

Diluted weighted average
common shares outstanding	3,215,000	2,000,000	2,307,500

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			(Unaudited)
			Period from
	(Unaudited)	(Unaudited)	October 6, 2004
	January 1, 2007	January 1, 2006	(Date of inception)
	through	through	through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(6,473)	$(5,625)	$(143,428)
Adjustments to reconcile net loss to
net cash used by operating activities:
Other comprehensive income	-	(109)	5,274
Stock based services	-	-	23,000
Changes in operating assets and liabilities:
Increase in prepaid expenses			-
Increase in accounts payable and accrued liabilities	827		2,916

Net cash used by operating activities	(5,645)	(5,734)	(112,237)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt		-	65,000
Net cash provided by financing activities	-	-	120,000

Net increase (decrease) in cash	(5,645)	(5,734)	7,763

Cash, beginning of period	13,408	47,652	—

Cash, end of period	$7,763	$41,918	$7,763
Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

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

Going concern - The Company incurred net losses of approximately $143,428 and accumulated other comprehensive income gains of $5,274 from the period of October 6, 2004 (Date of Inception) through March 31, 2007; however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Property and equipment - Property and equipment will be stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through March 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through March 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

INTERNATIONAL CELLULAR ACCESSORIES
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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the quarter ended March 31, 2007 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2005 totaled $0 and $0 respectively and for the quarter ended March 31, 2007 totaled $0.

2. PROPERTY AND EQUIPMENT

As of March 31, 2007, the Company does not own any property and/or equipment.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3. STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of March 31, 2007. The issued and outstanding shares were issued as follows:

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

1,150,000 common shares were issued to Clifford W. Chapman on April 3, 2006 in consideration of his serving as the Company’s sole officer and director at $0.02 per share. The Board of Directors deemed this to be a reasonable value.

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

5. STOCK OPTIONS

As of March 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.  LITIGATION

As of March 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We issued no equity securities during the quarter ended March 31, 2007.

ITEM 6. EXHIBITS

(a)  Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: May 14, 2007	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and Accounting Officer