Form 10QSB
period 2007-06-07
International Cellular Accessories
filed 2007-08-10
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNATIONAL CELLULAR ACCESSORIES
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	5

Statements of Operations for the three and six months ended June 30, 2007 and 2006 (Unaudited) and for the period from October 6, 2004 (date of inception) to June 30, 2007 (Unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited) and for the period from October 6, 2004 (date of inception) to June 30, 2007 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited) As of June 30, 2007	(Audited) As of December 31, 2006
ASSETS

Current assets
Cash	$27,513	$13,408
Total assets	$27,513	$13,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Sales tax payable	$—	$—
Accrued interest payable	3,930	$2,089
Total current liabilities	3,930	2,089

Long Term Liabilities
Convertible Debt	100,000	65,000
Total long term liabilities	100,000	65,000
Total liabilities	103,930	67,089

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of June 30, 2007	3,150	3,150
Additional paid-in capital	74,850	74,850
Accumulated deficit	(159,690)	(136,955)
Accumulated other comprehensive income	5,274	5,274
Total stockholders' deficit	(76,416)	(53,681)

Total liabilities and stockholders' deficit	$27,513	$13,408

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	(Unaudited) April 1, 2007 through June 30, 2007	(Unaudited) April 1, 2006 through June 30, 2006	(Unaudited) January 1, 2007 through June 30, 2007	(Unaudited) January 1, 2006 through June 30, 2006	(Unaudited) Period from October 6, 2004 (Date of inception) through June 30, 2007

Revenue	$—	$—	$—	$—	$7,684
Cost of goods sold	—	—	—	—	3,812
Gross profit	—	—	—	—	3,872

Operating expenses
Professional fees	14,780	19,087	20,344	23,982	125,172
Stock based services	-	23,000	—	23,000	23,000
General and administrative	536	787	664	1,517	12,497

Total operating expenses	15,316	42,874	21,008	48,499	160,669

Loss from operations	(15,316)	(42,874)	(21,008)	(48,499)	(156,797)

Other income (expenses):
Interest expense	(1,014)	(451)	(1,841)	(451)	(3,930)
Interest income	67	341	114	341	1,037
Total other income (expenses)	(947)	(110)	(1,727)	(110)	(2,893)

Loss before provision for income taxes	(16,263)	(42,984)	(22,735)	(48,609)	(159,690)
Provision for income taxes	—	—	—	—	—

Net loss	$(16,263)	$(42,984)	$(22,735)	$(48,609)	$(159,690)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	2,076	—	1,966	5,274

Other comprehensive income	$—	$2,076	$—	$1,966	$5,274

Comprehensive income	$(16,263)	$(40,908)	$(22,735)	$(46,643)	$(154,416)

Basic loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.07)

Diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Basic weighted average common shares outstanding	3,150,000	3,150,000	3,150,000	2,575,000	2,354,545

Diluted weighted average common shares outstanding	3,215,000	3,215,000	3,215,000	2,640,000	2,390,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	(Unaudited) January 1, 2007 through June 30, 2007	(Unaudited) January 1, 2006 through June 30, 2006	(Unaudited) Period from October 6, 2004 (Date of inception) through June 30, 2007
Cash flows from operating activities:
Net loss	$(22,735)	$(48,609)	$(159,690)
Adjustments to reconcile net loss to net cash used by operating activities:
Other comprehensive income	—	1,967	5,274
Stock based services	—	23,000	23,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	—	(29,184)	—
Increase in accounts payable and accrued liabilities	1,841	2,229	3,930

Net cash used by operating activities	(20,895)	(50,597)	(127,487)

Cash flows from investing activities:
Purchase of property and equipment	—	—	—
Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	55,000
Proceeds from issuance of convertible debt	35,000	65,000	100,000
Net cash provided by financing activities	35,000	65,000	155,000

Net increase (decrease) in cash	14,105	14,403	27,513

Cash, beginning of period	13,408	47,652	--

Cash, end of period	$27,513	$62,055	$27,513
Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

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

Going concern - The Company incurred net losses of approximately $159,690 and accumulated other comprehensive income gains of $5,274 from the period of October 6, 2004 (Date of Inception) through June 30, 2007; however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (Date of Inception) through June 30, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1, 2005 through June 30, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the quarter ended June 30, 2007 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2005 totaled $0 and $0 respectively and for the quarter ended June 30, 2007 totaled $0.

2.   PROPERTY AND EQUIPMENT

As of June 30, 2007, the Company does not own any property and/or equipment.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.   STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of June 30, 2007. The issued and outstanding shares were issued as follows:

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

On May 24, 2007 the company issued an aggregate of $35,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 24, 2010. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 24, 2008.

5.   STOCK OPTIONS

As of June 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.    LITIGATION

As of June 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

PART II – OTHER INFORMATION

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

ITEM 3.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Clifford Chapman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting. In response to a previously noted deficiency, during the quarter ended June 30, 2007 we improved our reporting processes to better insure timely and complete financial reporting. We did so by increasing the man hours devoted to such processes. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended June 30, 2007.

ITEM 5.    OTHER INFORMATION

In consideration of May 24, 2007 loans from five persons in the aggregate amount of $35,000, we issued five promissory notes (the “Notes”) each dated May 24,2007, to five persons. Each Note has a 3 year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a conversion price of $1.00 per share, at the option of the holder, at any time commencing May 24, 2008. One of the Notes in the principal amount of $2,078 was issued to Clifford Chapman, our sole officer and director.

ITEM 6.    EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: August 9, 2007	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and Accounting Officer