Form 10KSB
period 2007-12-31
International Cellular Accessories
filed 2008-02-28
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 333-123092

INTERNATIONAL CELLULAR ACCESSORIES

(Exact name of small business issuer as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Warren Avenue, Spring Lake, NJ	07023
(Address of principal executive offices)	(Zip Code)

(703) 622-6210
(Registrant’s telephone number, including area code)

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

As of February 5, 2008 there were 940,625 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on February 5, 2008 was approximately $479,718 based on the closing bid price of our common stock on February 5, 2008, which was $.51 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,150,000 shares of common stock, $0.001 par value, as of February 5, 2008.

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

Research and Development

During the fiscal years ended December 31, 2007 and December 31, 2006 we made no expenditures on research and development.

Employees

As of February 5, 2008 our only employee is our sole executive officer.

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

In consideration of May 24, 2007 loans from five persons in the aggregate amount of $35,000, we issued five promissory notes (the “Notes”) each dated May 24,2007, to five persons. Each Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a conversion price of $1.00 per share, at the option of the holder, at any time commencing May 24, 2008.

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

Quarter Ended	High Bid	Low Bid

September 30, 2005	None	None
December 31, 2005	$1.01	$0.25
March 31, 2006	$1.01	$0.10
June 30, 2006	$0.30	$0.30
September 30, 2006	$0.51	$0.30
December 31, 2006	$0.51	$0.51
March 31, 2007	$0.51	$0.51
June 30, 2007	$0.51	$0.51
September 30, 2007	$0.51	$0.51
December 31, 2007	$0.51	$0.51

Holders

As of February 5, 2008, there were approximately 6 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no equity securities during the fiscal year ended December 31, 2007.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm.	8

Balance Sheets as of December 31, 2007 and December 31, 2006	9

Statements of Operations for the years ended December 31, 2007 and December 31, 2006 and for the period from October 6, 2004 (inception) through December 31, 2007	10

Statement of Stockholders’ Deficit	11

Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006 and for the period from October 6, 2004 (inception) through December 31, 2007	12

Notes to Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders International Cellular Accessories, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of International Cellular Accessories (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and from October 6, 2004 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Cellular Accessories as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and from October 6, 2004 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 30, 2008

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	December 31, 2007	December 31, 2006
	(Audited)	(Audited)
ASSETS

Current assets
Cash
Total current assets	$19,023	$13,408
	$19,023	$13,408
Total assets	$19,023	$13,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable	$6,503	$2,089
Total current liabilities	6,503	2,089

Long Term Liabilities
Convertible Debt	100,000	65,000
Total long term liabilities	100,000	65,000

Total liabilities	106,503	67,089

Stockholders' deficit

Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of December 31, 2007 and 2006	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit Accumulated during the development stage	(170,754)	(136,955)
Accumulated Other comprehensive income	-	5,274
Foreign currency translation adjustment	5,274	-
Total stockholders' deficit	(87,480)	(53,681)

Total liabilities and stockholders' deficit	$19,023	$13,408

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
			October 6, 2004
	January 1, 2007	January 1, 2006	(Date of inception)
	through	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
	(Audited)	(Audited)	(Audited)

Revenue	$-	$-	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	28,149	98,817	132,977
Stock based services	-	23,000	23,000
General and administrative	1,581	3,095	13,414

Total operating expenses	29,730	124,912	169,391

Loss from operations	(29,730)	(124,912)	(165,519)

Other income (expense):
Interest expense	(4,414)	(2,089)	(6,503)
Interest income	346	923	1,269
Total other (expense)	(4,068)	(1,166)	(5,234)

Net loss	$(33,799)	$(126,078)	$(170,754)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	1,966	5,274

Comprehensive loss	$(33,799)	$(126,078)	$(170,754)

Basic loss per common share	$(0.01)	$(0.04)	$(0.07)

Basic weighted average common shares outstanding	3,150,000	3,150,000	2,476,923

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)

					Accumulated
					Deficit
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Balance at October 6, 2004 (Date of inception)	-	$-	$-	$-	$-	$-

Common Stock Issued for Cash	1,000,000	1,000	4,000	-	-	5,000

Other comprehensive income
Foreign currency translation adjustment	-	-	-	(176)	-	(176)

Net loss	-	-	-	-	(181)	(181)

Balance, December 31, 2004	1,000,000	1,000	4,000	(176)	(181)	4,643

Common Stock Issued for Cash	1,000,000	1,000	49,000	-	-	50,000

Other comprehensive income	-	-	-	3,484	-	3,484
Foreign currency translation adjustment					-	-

Net loss	-	-	-	-	(10,696)	(10,696)

Balance, December 31, 2005	2,000,000	2,000	53,000	3,308	(10,877)	47,431

Common Stock Issued for Services	1,150,000	1,150	21,850	-	-	23,000

Other comprehensive income
Foreign currency translation adjustment	-	-	-	1,966	-	1,966

Net loss	-	-	-	-	(126,078)	(126,078)

Balance, December 31, 2006	3,150,000	3,150	74,850	5,274	(136,955)	(53,681)

Net loss	-	-	-	-	(33,799)	(33,799)

Balance, December 31, 2007	3,150,000	$3,150	$74,850	$5,274	$(170,754)	$(87,480)

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Period from
			October 6, 2004
	January 1, 2007	January 1, 2006	(Date of inception)
	through	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(33,799)	$(126,078)	$(170,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based services	-	23,000	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	4,414	1,867	6,503
Net cash used by operating activities	(29,385)	(101,211)	(141,251)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	35,000	65,000	100,000
Net cash provided by financing activities	35,000	65,000	155,000

Effect of foreign currency translation	$-	$1,966	$5,274

Net increase (decrease) in cash	5,615	(34,245)	19,023

Cash, beginning of period	13,408	47,652	—

Cash, end of period	$19,023	$13,408	$19,023

Supplementary cash flow information:
Cash payments for income taxes	$-	$-	$-
Cash payments for interest	$-	$-	$-

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004 with plans to be in the business of importing new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. In April 2006, the Company decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately $170,750 and accumulated other comprehensive income gains of $5,270 from the period of October 6, 2004 (inception) through December 31, 2007. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 6, 2004 (inception) through December 31, 2007, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

Foreign Currency Translation  - The Company’s functional currency prior to June 30, 2006 was in Canadian dollars as substantially all of the Company’s operations were in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable. As of June 30, 2006 all of the Company’s operations were in the United States and the functional currency is the United States dollar.

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

New accounting pronouncements -

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

2.   STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of December 31, 2007. The issued and outstanding shares were issued as follows:

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

3.   CONVERTIBLE NOTE PAYABLE

On May 10, 2006, the Company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007. Clifford Chapman, our sole officer and director, was one of the five persons that purchased these notes and was issued a note in the principal amount o $3,859.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.   CONVERTIBLE NOTE PAYABLE (cont.)

On May 24, 2007, the Company issued an aggregate of $35,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 24, 2010. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 24, 2008. Clifford Chapman, our sole officer and director, was one of the five persons that purchased these notes and was issued a note in the principal amount o $2,078.

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the share notes was less than the conversion price of $1.00 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of International Cellular Accessories is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, consisting of Clifford Chapman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of February 5, 2008, with respect to our directors and executive officers.

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

Name	Positions Held	Age	Date of Election or Appointment as Director
Clifford Chapman	President, Secretary, Treasurer, CEO, CFO, and Director	39	April 1, 2006

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Clifford Chapman has served as our sole officer and director since April 1, 2006. He has more than 15 years of varied business experience primarily in senior management positions. He has served as head of Investment Banking at Broadband Capital Management LLC (“Broadband”) since September 2005 where he is responsible for the banking, structuring, and due diligence for all of Broadband’s transactions. Since January 2001, Mr. Chapman has been the managing director of Early Stage Associates LLC, a consulting company focused on helping businesses in capital formation and executive management. From January 2001 to the present he has also served as the managing director of ChapRoc Capital LLC, a company which invests in technology and business services companies. From June 2002 until March 2004 he served as CEO for Mindshift Technologies Inc., a managed services provider focused on IT outsourcing for small and medium enterprises. From September 2007 until October 31, 2007 he served as a member of the Board of Directors of Catuity, Inc. (NASDAQ: CTTY). Mr. Chapman received a Masters of Business Administration with Honors from Columbia Business School and a Bachelors Degree in Computer Engineering from Lehigh University.

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
ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2007 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2007 that received annual compensation during the fiscal year ended December 31, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)

Clifford Chapman,	2007	0	0	0		0	0	0	0	0
Chief Executive Officer	2006	0	0	23,000	(1)	0	0	0	0	0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal years ended December 31, 2007 and 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 5, 2008 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Clifford Chapman 10 Warren Avenue Spring Lake, NJ 07023	Common Stock; par value $0.001	2,213,234 (2) shares (Direct)	70.2%

All directors and executive officers as a group (1 person)		2,213,234 shares(2)	70.2%

(1)	Based upon 3,150,000 shares issued and outstanding as at February 5, 2008.

(2)	Includes 3,859 shares issuable within the next 60 days in the event of conversion of a convertible promissory note.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

In May 2007 in consideration of a May 24, 2007 $2,078 loan made to us by Clifford Chapman, we issued to Mr. Chapman a convertible 5% promissory note in the principal amount of $2,078.

In April 2006 we issued 1,150,000 shares of our common stock to Clifford Chapman in consideration of his serving as our sole director.

In May 2006 in consideration of a May 10, 2006 $3,859 loan made to us by Clifford Chapman, we issued to Mr. Chapman a convertible 5% promissory note in the principal amount of $3,859.

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

ITEM 13.  EXHIBITS
Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 6, 2004 (1)
3.2	3.2	By-Laws of Registrant (1)
10.1	10.1	Consulting Agreement between Registrant and Rachel Wosk dated as of May 1, 2006 (2)
14	14	Code of Ethics (3)
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

(3)
Filed with the Securities and Exchange Commission on April 2, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-QKB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit fees (1)	$14,500	$15,250
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	14,500	15,250

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

Date: February 28, 2008

INTERNATIONAL CELLULAR ACCESSORIES

By:	/s/ Clifford Chapman
Clifford Chapman,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clifford Chapman Clifford Chapman	President, Treasurer Chief Executive Officer, Chief Financial and Accounting Officer	February 28, 2008

Board of Directors

/s/ Clifford Chapman Clifford Chapman	Director	February 28, 2008