Form 10-Q
period 2008-03-31
International Cellular Accessories
filed 2008-05-02
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 1, 2008, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNATIONAL CELLULAR ACCESSORIES
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at March 31, 2008 (Unaudited) and
December 31, 2007 (Audited)	5

Statements of Operations for the three months
ended March 31, 2008 and 2007 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2008 (Unaudited)	6

Statements of Cash Flows for the three months
ended March 31, 2008 and 2007 (Unaudited) and for
the period from October 6, 2004 (date of inception) to
March 31, 2008 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$8,593	$19,023
Total current assets	8,593	19,023

Total assets	$8,593	$19,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable	$7,842	$6,503
Total current liabilities	7,842	6,503

Long term liabilities
Convertible debt	100,000	100,000
Total long term liabilities	100,000	100,000

Total liabilities	107,842	106,503

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of March 31, 2008	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(182,523)	(170,754)
Foreign currency translation adjustment	5,274	5,274
Total stockholders' deficit	(99,249)	(87,480)

Total liabilities and stockholders' deficit	$8,593	$19,023

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From inception
	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	9,321	5,564	142,298
Stock based services	-		23,000
General and administrative	1,158	128	14,573

Total operating expenses	10,479	5,692	179,871

Loss from operations	(10,479)	(5,692)	(175,999)

Other income (expense):
Interest expense	(1,339)	(827)	(7,842)
Interest income	49	47	1,318
Total other (expense)	(1,290)	(781)	(6,524)

Net loss	$(11,769)	$(6,473)	$(182,523)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	-	5,274

Comprehensive loss	$(11,769)	$(6,473)	$(177,249)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,769)	$(6,473)	$(182,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based services	-	-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	1,339	827	7,842

Net cash used by operating activities	(10,430)	(5,645)	(151,681)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	-	-	100,000
Net cash provided by financing activities	-	-	155,000

Net increase (decrease) in cash	(10,430)	(5,645)	8,592
Effect of foreign currency translation	-	-	5,274
Cash, beginning of period	19,023	13,408	—

Cash, end of period	$8,593	$7,763	$13,866

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION - The accompanying Condensed Financial Statements of International Cellular Accessories (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004 with plans to be in the business of importing new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. In April 2006, the Company decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. The Company operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Going concern - The Company incurred net losses of $182,523 and accumulated other comprehensive income gains of $5,274 from Inception (October 6, 2004) through March 31, 2008. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through March 31, 2008, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

Foreign Currency Translation  - The Company’s functional currency prior to June 30, 2006 was in Canadian dollars as substantially all of the Company’s operations were in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates  from period to period are included in the comprehensive income account in stockholder’s equity, if applicable. As of June 30, 2006, all of the Company’s operations were in the United States and the functional currency is the United States dollar.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

New accounting pronouncements–

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

2. STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of March 31, 2008. The issued and outstanding shares were issued as follows:

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

2. STOCKHOLDER’S EQUITY (Continued)

1,150,000 common shares were issued to Clifford W. Chapman on April 3, 2006 in consideration of his serving as the Company’s sole officer and director at $0.02 per share. The Board of Directors deemed this to be a reasonable value.

3. CONVERTIBLE NOTE PAYABLE

On May 10, 2006, the Company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007. Clifford Chapman, our sole officer and director, was one of the five persons and was issued a note in the principal amount of $3,859.

On May 24, 2007, the Company issued an aggregate of $35,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually, payable at the maturity date of May 24, 2010. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 24, 2008. Clifford Chapman, our sole officer and director, was one of the five persons and was issued a note in the principal amount of $2,078.

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the share notes was less than the conversion price of $1.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted minimal operations since our inception and do not have any present operations. During the fiscal year ended December 31, 2007 and the quarter ended March 31, 2007 we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2007 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved minimal revenues since our inception. We have depended on loans and sale of equity securities to conduct operations. As of March 31, 2008 and December 31, 2007 we had cash of $8,593 and $19,023, current assets of $8,593 and $19,023 and current liabilities of $7,842 and $6,503, respectively. Unless and until we commence material operations and achieve material revenues we, will remain dependent on financings to continue our operations.

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

We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise significant capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2008.

ITEM 3. DEFAULT UPON SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: May 1, 2008	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and
Accounting Officer