Form 10-Q
period 2008-09-30
International Cellular Accessories
filed 2008-11-13
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNATIONAL CELLULAR ACCESSORIES
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at September 30, 2008 (Unaudited) and
December 31, 2007 (Audited)	5

Statements of Operations for the three and nine months
ended September 30, 2008 and 2007 (Unaudited) and for
the period from inception (October 6, 2004) to
September 30, 2008 (Unaudited)	6

Statements of Cash Flows for the nine months
ended September 30, 2008 and 2007 (Unaudited) and for
the period from inception (October 6, 2004) to
September 30, 2008 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$501	$19,023
Total current assets	501	19,023

Total assets	$501	$19,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable	$10,637	$6,503
Convertible debts, current portion	65,000	-
Total current liabilities	75,637	6,503

Long term liabilities
Convertible debts, net of current portion	42,000	100,000
Total long term liabilities	42,000	100,000

Total liabilities	117,637	106,503

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(195,136)	(170,754)
Foreign currency translation adjustment	-	5,274
Total stockholders' deficit	(117,136)	(87,480)

Total liabilities and stockholders' deficit	$501	$19,023

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					From inception
	July 1, 2008	July 1, 2007	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through	through	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$7,684
Cost of goods sold	-	-	-	-	3,812
Gross profit	-	-	-	-	3,872

Operating expenses
Professional fees	8,470	3,855	22,941	24,199	155,918
General and administrative	766	411	2,644	1,075	39,059

Total operating expenses	9,236	4,266	25,585	25,274	194,977

Loss from operations	(9,236)	(4,266)	(25,585)	(25,274)	(191,105)

Other income (expense):
Other income	5,274	-	5,274	-	5,274
Interest expense	(1,441)	(1,287)	(4,134)	(3,127)	(10,637)
Interest income	1	140	63	254	1,332
Total other (expense)	3,834	(1,146)	1,203	(2,874)	(4,031)

Net loss	$(5,402)	$(5,412)	$(24,382)	$(28,148)	$(195,136)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	3,150,000	3,150,000	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(24,382)	$(28,148)	$(195,136)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based services		-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	4,134	3,127	10,637

Net cash used by operating activities	(20,248)	(25,021)	(161,499)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	7,000	35,000	107,000
Net cash provided by financing activities	7,000	35,000	162,000

Net increase (decrease) in cash	(13,248)	9,979	501
Effect of foreign currency translation	(5,274)	-	-
Cash, beginning of period	19,023	13,409	—

Cash, end of period	$501	$23,388	$501

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

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

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of September 30, 2008 and the results of its operations and cash flows for the nine months ended September 30, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Going concern - The Company incurred net losses of $195,136 from Inception (October 6, 2004) through September 30, 2008. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through September 30, 2008, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.   STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of September 30, 2008. The issued and outstanding shares were issued as follows:

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

3.   CONVERTIBLE NOTE PAYABLE

On May 10, 2006, the Company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually and payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007. Clifford Chapman, our sole officer and director, was one of the five persons and was issued a note in the principal amount of $3,859.

On May 24, 2007, the Company issued an aggregate of $35,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually and payable at the maturity date of May 24, 2010. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 24, 2008. Clifford Chapman, our sole officer and director, was one of the five persons and was issued a note in the principal amount of $2,078.

On July 21, 2008, the Company issued a $7,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of July 21, 2011. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting July 21, 2009.

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

Results of Operations

We have conducted minimal operations since our inception and do not have any present operations. During the fiscal year ended December 31, 2007 and the nine months ended September 30, 2008, we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2007 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved minimal revenues since our inception. We have depended on loans and sale of equity securities to conduct operations. As of September 30, 2008 and December 31, 2007, we had cash of $501and $19,023, current assets of $501 and $19,023 and current liabilities of $75,637 and $6,503, respectively. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

We issued no equity securities during the quarter ended September 30, 2008.
ITEM 3.	DEFAULT UPON SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

On July 21, 2008, the Company issued a $7,000 convertible note. The convertible note accrues interest at 5% per annum, compounds annually and payable at the maturity date of July 21, 2011. The note holder has the option to convert any unpaid note principal and accrued interest to the company’s common stock at the rate of $1.00 per share starting July 21, 2009.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: November 12, 2008	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and
Accounting Officer