Form 10-K
period 2008-12-31
International Cellular Accessories
filed 2009-03-24
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-123092

International Cellular Accessories
(Exact name of registrant as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Warren Avenue, Spring Lake, NJ	07023
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (703) 622-6210

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

As of March 19, 2009, there were 3,150,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 1,000,000 shares are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates as of March 19, 2009, was approximately $320,000 based on the closing bid price of our common stock on March 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “ICLA,” “we,” “us” or “our” are to International Cellular Accessories.

PART I

ITEM 1.	BUSINESS

Company Overview

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

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of March 19, 2009, our only employee is our sole executive officer.

Loans

In consideration of May 10, 2006 loans from five persons in the aggregate amount of $65,000, we issued five promissory notes (the “Notes”) each dated May 10, 2006 to five persons.  Each of the Notes has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing May 10, 2007.

In consideration of May 24, 2007 loans from five persons in the aggregate amount of $35,000, we issued five promissory notes (the “Notes”) each dated May 24, 2007, to five persons. Each Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a conversion price of $1.00 per share, at the option of the holder, at any time commencing May 24, 2008.

In consideration of a July 21, 2008 loan from one person in the amount of $7,000, we issued a 3 year, 5% note dated July 21, 2008.  The note is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing July 21, 2009.

In consideration of a November 25, 2008 loan from one person in the amount of $13,000, we issued a promissory note (the “Note”) dated November 25, 2008, to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing November 25, 2009.

In consideration of a February 24, 2009 loan from one person in the amount of $24,000, we issued a promissory note (the “Note”) dated February 24, 2009, to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing February 24, 2010.

ITEM 1A.	RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $39,059 and $33,799 during the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, our accumulated deficit was $209,813. We have not achieved revenues since our 2005 fiscal year.  Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2008, were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived personal risk associated with these rules and regulations may deter qualified individuals from accepting roles as directors and executive officers.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2008, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We have no present business operations. Accordingly, you have little basis upon which to evaluate our ability to achieve future business success.

We were formed to engage in the importation and distribution of a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  We discontinued operations in this area in April 2006.  We are presently looking at other ventures of merit but, to date, have not found any suitable ventures.  No assurance can be given that we will ever locate and establish a suitable business venture.  Our operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business.

We may be unable to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

We have a limited amount of working capital that will not be sufficient to fully fund our planned operations. We will require additional capital to continue to operate and expand our business. We may be unable to obtain the additional capital required.

Future acquisitions, as well as administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets and our status as an enterprise without a demonstrated operating history.  If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively expand operations or manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team consisting of our sole executive officer that we expect to expand in conjunction with our planned acquisition activities. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We presently do not maintain “key man” life insurance on any member of our management team.  If we are unable to attract and retain key personnel, our business may be adversely affected.

There has been a limited trading market for our common stock that may impair your ability to sell your shares.

There has not been a trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “ICLA.OB.” As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 10 Warren Avenue, Spring Lake, NJ 07023.  The office is provided to us on a rent free basis by our sole executive officer.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “ICLA.OB” since August 29, 2005.  The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2007	$0.51	$0.51
June 30, 2007	$0.51	$0.51
September 30, 2007	$0.51	$0.51
December 31, 2007	$0.51	$0.51
March 31, 2008	$0.32	$0.32
June 30, 2008	$0.32	$0.32
September 30, 2008	$0.32	$0.32
December 31, 2008	$0.32	$0.32

Holders

As of March 19, 2009, there were approximately 11 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no equity securities during the fiscal year ended December 31, 2008.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted no material operations during the year ended December 31, 2008 and do not have any present operations. During the year ended December 31, 2008, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2008 and 2007, we had cash of $5,620 and $19,023, current assets of $5,620 and $19,023 and current liabilities of $83,095 and $6,503, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  We conducted minimal operations in this line of business and in August 2007 decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Clifford Chapman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

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

The following table sets forth certain information, as of March 19, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Clifford Chapman	President, Secretary, Treasurer, CEO, CFO and Director	40	April 1, 2006

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Clifford Chapman has served as our sole officer and director since April 1, 2006.  He has more than 16 years of varied business experience primarily in senior management positions.  He served as head of Investment Banking at Broadband Capital Management LLC (“Broadband”) from September 2005 until January 2009 where he was responsible for the banking, structuring, and due diligence for all of Broadband’s transactions.  Since January 2001, Mr. Chapman has been the managing director of Early Stage Associates LLC, a consulting company focused on helping businesses in capital formation and executive management.  From January 2001 to the present, he has also served as the managing director of ChapRoc Capital LLC, a company which invests in technology and business services companies.  From June 2002 until March 2004, he served as CEO for Mindshift Technologies Inc., a managed services provider focused on IT outsourcing for small and medium enterprises.  From September 2007 until October 31, 2007, he served as a member of the Board of Directors of Catuity, Inc. (NASDAQ: CTTY).   Mr. Chapman received a Masters of Business Administration with Honors from Columbia Business School and a Bachelors Degree in Computer Engineering from Lehigh University.

Employment Agreements

We have no formal employment agreements with any of our employees.  Our sole employee, Clifford Chapman, does not presently receive a salary.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Our only director is our sole executive officer.  He is not an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

On March 1, 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President, ℅ International Cellular Accessories at 10 Warren Avenue, Spring Lake, NJ 07023.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2008, 2007 and 2006 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008, that received annual compensation during the fiscal year ended December 31, 2008, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)

Clifford Chapman,	2008	0	0	0		0	0	0	0	0
Chief Executive and	2007	0	0	0		0	0	0	0	0
Financial Officer	2006	0	0	23,000	(1)	0	0	0	0	23,000

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2008, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 31, 2008, by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants,  rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 31, 2008.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Clifford Chapman 10 Warren Avenue Spring Lake, NJ 07023	Common Stock; par value $0.001	2,150,000 shares (Direct)	68.25%

All directors and executive officers as a group (1 person)		2,150,000 shares(2)	68.25%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	Based upon 3,150,000 shares issued and outstanding as at December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2008, we had no reportable transactions under this section.  Our sole director, Clifford Chapman, is also our sole executive officer.  Accordingly, he is not an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$16,000	$14,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$16,000	$14,500

(1)           Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)           Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)           Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)           All other fees consist of fees billed for all other services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on October 6, 2004 (1)
3.2	3.2	By-Laws of Registrant (1)
10.1	10.1	Consulting Agreement between Registrant and Rachel Wosk dated as of May 1, 2006 (2)
14	14	Code of Ethics (3)
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on March 2, 2005, as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-123092) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on August 17, 2006, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on April 2, 2007, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: March 23, 2009	By:	/s/ Clifford Chapman
Clifford Chapman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of March, 2009

/s/ Clifford Chapman
Clifford Chapman, President, Chief Executive Officer, Chief Financial Officer and Director

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Cellular Accessories, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of International Cellular Accessories, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and from inception (October 6, 2004) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Cellular Accessories, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from inception (October 6, 2004) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 13, 2009

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	December 31, 2008	December 31, 2007
	(Audited)	(Audited)
ASSETS

Current assets
Cash	$5,620	$19,023
Total current assets	5,620	19,023

Total assets	$5,620	$19,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable	$9,070	$6,503
Convertible debts, current portion	65,000	-
Accounts payable	9,025	-
Total current liabilities	83,095	6,503

Long term liabilities
Accrued interest payable, net of current portion	3,088	-
Convertible debts, net of current portion	51,250	100,000
Total long term liabilities	54,338	100,000

Total liabilities	137,433	106,503

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of December 31, 2008 and 2007	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(209,813)	(170,754)
Foreign currency translation adjustment	-	5,274
Total stockholders' deficit	(131,813)	(87,480)

Total liabilities and stockholders' deficit	$5,620	$19,023

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From inception
	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Audited)	(Audited)	(Audited)

Revenue	$—	$—	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	35,416	28,149	168,393
General and administrative	3,325	1,581	39,739

Total operating expenses	38,741	29,730	208,132

Loss from operations	(38,741)	(29,730)	(204,260)

Other income (expense):
Other income	5,274	-	5,274
Interest expense	(5,655)	(4,414)	(12,158)
Interest income	63	346	1,332
Total other (expense)	(318)	(4,068)	(5,553)

Net loss	$(39,059)	$(33,799)	$(209,813)

Basic loss per common share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)

					Accumulated
					Deficit
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Balance at October 6, 2004 (Date of inception)	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	1,000,000	1,000	4,000	-	-	5,000

Other comprehensive income
Foreign currency translation adjustment	-	-	-	(176)	-	(176)

Net loss	—	—	—	—	(181)	(181)

Balance, December 31, 2004	1,000,000	1,000	4,000	(176)	(181)	4,643

Common Stock Issued for Cash	1,000,000	1,000	49,000	-	-	50,000

Other comprehensive income	-	-	-	3,484	-	3,484
Foreign currency translation adjustment					-	—

Net loss	—	—	—	—	(10,696)	(10,696)

Balance, December 31, 2005	2,000,000	2,000	53,000	3,308	(10,877)	47,431

Common Stock Issued for Services	1,150,000	1,150	21,850	-	-	23,000

Other comprehensive income
Foreign currency translation adjustment	-	—	—	1,966	-	1,966

Net loss	—	—	—	—	(126,078)	(126,078)

Balance, December 31, 2006	3,150,000	3,150	74,850	5,274	(136,955)	(53,681)

Net loss	—	—	—	—	(33,799)	(33,799)

Balance, December 31, 2007	3,150,000	3,150	74,850	5,274	(170,754)	(87,480)

Net loss	—	—	—	(5,274)	(39,059)	(44,333)

Balance, December 31, 2008 (audited)	3,150,000	$3,150	$74,850	—	$(209,813)	$(131,813)

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	January 1, 2008	January 1, 2007	(October 6, 2004)
	through	through	through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(39,059)	$(33,799)	$(209,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based services		-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	5,655	4,414	12,158
Change in accounts payable	9,025	-	9,025
Net cash used by operating activities	(24,379)	(29,385)	(165,630)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	16,250	35,000	116,250
Net cash provided by financing activities	16,250	35,000	171,250

Net increase (decrease) in cash	(8,129)	5,615	5,620
Effect of foreign currency translation	(5,274)	-	-
Cash, beginning of period	19,023	13,408	-

Cash, end of period	$5,620	$19,023	$5,620

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION - The accompanying Condensed Financial Statements of International Cellular Accessories (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Financial Statements and the related footnote information are audited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of December 31, 2008 and the results of its operations and cash flows for the twelve months ended December 31, 2008.

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

Going concern - The Company incurred net losses of $209,813 from Inception (October 6, 2004) through December 31, 2008.  The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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
(AUDITED)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through December 31, 2008, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

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
(AUDITED)

1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

New accounting pronouncements –

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to December 31, 2008 will be recorded and disclosed following existing GAAP. The Company and management does not expect the adoption of SFAS 141R will have a material impact on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning January 1, 2008.  The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have an impact on the Company’s results of operations or financial position.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements – (continued)

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

2. STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of December 31, 2008. The issued and outstanding shares were issued as follows:

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

2. STOCKHOLDERS’ DEFICIT (continued)

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

3. CONVERTIBLE NOTES PAYABLE

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

On November 25, 2008, the Company issued a $13,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of November 25, 2011. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting November 25, 2009. Although the note was issued for $13,000, the Company only received $9,250 of  proceeds during the year ended December 31, 2008.  The remaining balance was paid by the Note holder directly to our counsel to cover legal expenses on January 20, 2009.  Therefore, as of December 31, 2008, the note was recorded for $9,250.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

3.  CONVERTIBLE NOTES PAYABLE (continued)

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the notes was less than the conversion price of $1.00 per share.

4.  SUBSEQUENT EVENTS

As indicated in Note 3.  “Convertible Notes Payable,” the Company recorded additional proceeds of $3,750 for a payment made directly to our counsel by a note holder.  Total proceeds received for the note dated November 25, 2008 is $13,000.