Form 10-Q
period 2009-03-31
International Cellular Accessories
filed 2009-05-13
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 13, 2009, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Transitional Small Business Disclosure Format (check one):  Yes  ☐ No  ☒

INTERNATIONAL CELLULAR ACCESSORIES
MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAGE

Balance Sheets as at March 31, 2009 (Unaudited) and
December 31, 2008 (Audited)	5

Statements of Operations for the three months
ended March 31, 2009 and 2008 (Unaudited) and for
the period from inception (October 6, 2004) to
March 31, 2009 (Unaudited)	6

Statements of Cash Flows for the three months
ended March 31, 2009 and 2008 (Unaudited) and for
the period from inception (October 6, 2004) to
March 31, 2009 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$20,010	$5,620
Total current assets	20,010	5,620

Total assets	$20,010	$5,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$13,622	$9,025
Accrued interest payable	10,065	9,070
Convertible debts, current portion	65,000	65,000
Total current liabilities	88,687	74,070

Long term liabilities
Accrued interest payable, net of current portion	3,921	3,088
Convertible debts, net of current portion	79,000	51,250
Total long term liabilities	82,921	54,338

Total liabilities	171,608	128,408

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(229,598)	(209,813)
Total stockholders' deficit	(151,598)	(131,813)

Total liabilities and stockholders' deficit	$20,010	$(3,405)

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From inception
	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	17,125	9,321	185,518
General and administrative	832	1,158	40,571

Total operating expenses	17,957	10,479	226,089

Loss from operations	(17,957)	(10,479)	(222,217)

Other income (expense):
Other income	-	-	5,273
Interest expense	(1,828)	(1,339)	(13,986)
Interest income	-	49	1,332
Total other (expense)	(1,828)	(1,290)	(7,381)

Net loss	$(19,785)	$(11,769)	$(229,598)

Basic loss per common share	$(0.01)	$(0.00)

Basic weighted average
common shares outstanding	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,785)	$(11,769)	$(229,598)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based services	-	-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	1,828	1,339	13,986
Increase in accounts payable	4,597	-	13,622
Net cash used by operating activities	(13,360)	(10,430)	(178,990)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	27,750	-	144,000
Net cash provided by financing activities	27,750	-	199,000

Net increase (decrease) in cash	14,390	(10,430)	20,010
Cash, beginning of period	5,620	19,023	-

Cash, end of period	$20,010	$8,593	$20,010
	-

Supplementary cash flow information:
Cash payments for income taxes	$-	$-	$-
Cash payments for interest	$-	$-	$-

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

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Going concern - The Company incurred net losses of $229,598 from Inception (October 6, 2004) through March 31, 2009.  The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is December 31.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through March 31, 2009, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

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

New accounting pronouncements –

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.   STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of March 31, 2009. The issued and outstanding shares were issued as follows:

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

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

3.   CONVERTIBLE NOTES PAYABLE (continued)

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

On February 24, 2009, the Company issued a $24,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of February 24, 2012. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting February 24, 2010.

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the notes was less than the conversion price of $1.00 per share.

A beneficial conversion feature arises when the conversion price of a convertible note is less than the fair value of the instrument into which the convertible note is convertible.

4.   SUBSEQUENT EVENTS

On April 30, 2009, the Company issued a $10,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of April 30, 2012. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting April 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted minimal operations since our inception and do not have any present operations. During the fiscal year ended December 31, 2008 and the three months ended March 31, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved minimal revenues since our inception.  We have depended on loans and sale of equity securities to conduct operations.  As of March 31, 2009 and December 31, 2008, we had cash of $20,010 and $5,620, current assets of $20,010 and $5,620 and current liabilities of $88,687 and $83,095, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2009.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

On April 30, 2009, the Company issued a $10,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of April 30, 2012. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting April 30, 2010.

ITEM 6.          EXHIBITS

(a)           Exhibits.

31.1/31.2   Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive andFinancial Officer

32.1/32.2   Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CELLULAR ACCESSORIES

Dated: May 13, 2009	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and
Accounting Officer