Form 10-Q
period 2009-06-30
International Cellular Accessories
filed 2009-08-14
CIK 1317639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒  No ☐

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

As of August 10, 2009, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

INTERNATIONAL CELLULAR ACCESSORIES
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as at June 30, 2009 (Unaudited) and
December 31, 2008 (Audited)	5

Statements of Operations for the three and six months
ended June 30, 2009 and 2008 (Unaudited) and for
the period from inception (October 6, 2004) to
June 30, 2009 (Unaudited)	6

Statements of Cash Flows for the six months
ended June 30, 2009 and 2008 (Unaudited) and for
the period from inception (October 6, 2004) to
June 30, 2009 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,290	$5,620
Total current assets	1,290	5,620

Total assets	$1,290	$5,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$9,025
Accrued interest payable	14,878	9,070
Convertible debts, current portion	100,000	65,000
Total current liabilities	114,878	83,095

Long term liabilities
Accrued interest payable, net of current portion	1,245	3,088
Convertible debts, net of current portion	54,000	51,250
Total long term liabilities	55,245	54,338

Total liabilities	170,123	137,433

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(246,833)	(209,813)
Total stockholders' deficit	(168,833)	(131,813)

Total liabilities and stockholders' deficit	$1,290	$5,620

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					From inception
	April 1, 2009	April 1, 2008	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through	through	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$7,684
Cost of goods sold	-	-	-	-	3,812
Gross profit	-	-	-	-	3,872

Operating expenses
Professional fees	14,431	5,150	32,178	14,471	200,571
General and administrative	667	720	877	1,878	40,616

Total operating expenses	15,098	5,870	33,055	16,349	241,187

Loss from operations	(15,098)	(5,870)	(33,055)	(16,349)	(237,315)

Other income (expense):
Other income	-	-	-	-	5,273
Interest expense	(2,137)	(1,354)	(3,965)	(2,693)	(16,123)
Interest income	-	13	-	62	1,332
Total other (expense)	(2,137)	(1,341)	(3,965)	(2,631)	(9,518)

Net loss	$(17,235)	$(7,211)	$(37,020)	$(18,980)	$(246,833)

Basic loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	3,150,000	3,150,000	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(37,020)	$(18,980)	$(246,833)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based services	-	-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	3,965	2,693	16,123
Increase in accounts payable	(9,025)	-	-
Net cash used by operating activities	(42,080)	(16,287)	(207,710)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	37,750	-	154,000
Net cash provided by financing activities	37,750	-	209,000

Net increase (decrease) in cash	(4,330)	(16,287)	1,290
Cash, beginning of period	5,620	19,023	-

Cash, end of period	$1,290	$2,736	$1,290
	-

Supplementary cash flow information:
Cash payments for income taxes	$-	$-	$-
Cash payments for interest	$-	$-	$-

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

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Going concern - The Company incurred net losses of $246,833 from Inception (October 6, 2004) through June 30, 2009.  The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through June 30, 2009, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2010. This will not have an impact on the results of the Company.

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.   STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of June 30, 2009. The issued and outstanding shares were issued as follows:

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

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted minimal operations since our inception and do not have any present operations. During the fiscal year ended December 31, 2008 and the six months ended June 30, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved minimal revenues since our inception.  We have depended on loans and sale of equity securities to conduct operations.  As of June 30, 2009 and December 31, 2008, we had cash of $1,290 and $5,620, current assets of $1,290 and $5,620 and current liabilities of $114,878 and $83,095, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending, or to the knowledge of the executive officers of our Company, threatened against or affecting our Company or in which an adverse decision could have a material adverse effect.

ITEM 1A.         RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no Matters submitted to a Vote of Security Holders during the period ended June 30, 2009.

ITEM 5.            OTHER INFORMATION

There is no information required to be disclosed under this item which was not previously disclosed.

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

INTERNATIONAL CELLULAR ACCESSORIES

Dated: August 14, 2009	By:	/s/ Clifford Chapman
Clifford Chapman
President, Chief Executive and Accounting Officer