Form 10-Q
period 2009-09-30
International Cellular Accessories
filed 2009-11-13
CIK 1317639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

———————

INTERNATIONAL CELLULAR ACCESSORIES

(Exact name of small business issuer as specified in its charter)

———————

Nevada	333-123092	20-1719023
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

10 Warren Avenue, Spring Lake, New Jersey     07762

(Address of principal executive offices)     (Zip Code)

(703) 622-6210

(Registrant’s telephone number, including area code)

(Former address if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

As of November 13, 2009, there were 3,150,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

INTERNATIONAL CELLULAR ACCESSORIES

SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		PAGE
	Special Note Regarding Forward Looking Information	ii
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Balance Sheets as at September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1
	Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited) and for the period from inception (October 6, 2004) to September 30, 2009 (Unaudited)	2
	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited) and for the period from inception (October 6, 2004) to September 30, 2009 (Unaudited)	3
	Notes to Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	10

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL CELLULAR ACCESSORIES

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
ASSETS

Current assets
Cash	$1,400	$5,620
Total current assets	1,400	5,620

Total assets	$1,400	$5,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$—	$9,025
Accrued interest payable	15,995	9,070
Convertible debts, current portion	100,000	65,000
Total current liabilities	115,995	83,095

Long term liabilities
Accrued interest payable, net of current portion	1,982	3,088
Convertible debts, net of current portion	66,000	51,250
Total long term liabilities	67,982	54,338
Total liabilities	183,977	137,433

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares authorized, 3,150,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(260,577)	(209,813)
Total stockholders' deficit	(182,577)	(131,813)
Total liabilities and stockholders' deficit	$1,400	$5,620

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	July 1, 2009 through September 30, 2009 (Unaudited)	July 1, 2008 through September 30, 2008 (Unaudited)	January 1, 2009 through September 30, 2009 (Unaudited)	January 1, 2008 through September 30, 2008 (Unaudited)	From inception (October 6, 2004) through September 30, 2009 (Unaudited)
Revenue	$—	$—	$—	$—	$7,684
Cost of goods sold	—	—	—	—	3,812
Gross profit	—	—	—	—	3,872

Operating expenses
Professional fees	11,794	8,470	43,972	22,941	212,365
General and administrative	96	766	973	2,644	40,712
Total operating expenses	11,890	9,236	44,945	25,585	253,077
Loss from operations	(11,890)	(9,236)	(44,945)	(25,585)	(249,205)

Other income (expense):
Other income	—	5,274	—	5,274	5,273
Interest expense	(1,854)	(1,441)	(5,820)	(4,134)	(17,977)
Interest income	—	1	—	63	1,332
Total other (expense)	(1,854)	3,834	(5,820)	1,203	(11,372)
Net loss	$(13,744)	$(5,402)	$(50,765)	$(24,382)	$(260,577)
Basic loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	3,150,000	3,150,000	3,150,000	3,150,000

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	January 1, 2009 through September 30, 2009 (Unaudited)	January 1, 2008 through September 30, 2008 (Unaudited)	From Inception (October 6, 2004) through September 30, 2009 (Unaudited)
Cash flows from operating activities:
Net loss	$(50,765)	$(24,382)	$(260,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based services	—	—	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	5,820	4,134	17,977
Decrease in accounts payable	(9,025)	—	—
Net cash used by operating activities	(53,970)	(20,248)	(219,600)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	55,000
Proceeds from issuance of convertible debt	49,750	7,000	166,000
Net cash provided by financing activities	49,750	7,000	221,000

Net increase (decrease) in cash	(4,220)	(18,522)	1,400
Cash, beginning of period	5,620	19,023	—

Cash, end of period	$1,400	$501	$1,400

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

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

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of September 30, 2009 and the results of its operations and cash flows for the three and nine months ended September 30, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Going concern - The Company incurred net losses of $260,577 from Inception (October 6, 2004) through September 30, 2009. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through September 30, 2009, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

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

2. STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of September 30, 2009. The issued and outstanding shares were issued as follows:

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

3. CONVERTIBLE NOTE PAYABLE

On May 10, 2006, the Company issued an aggregate of $65,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually and payable at the maturity date of May 9, 2009. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of $1.00 per share starting May 10, 2007. Clifford Chapman, our sole officer and director, was one of the five persons and was issued a note in the principal amount of $3,859. We are currently in default of the $65,000 notes issued on May 10, 2006.

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

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. CONVERTIBLE NOTES PAYABLE (continued)

On August 12, 2009, the Company issued a $12,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of August 12, 2012. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting August 12, 2010.

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the notes was less than the conversion price of $1.00 per share.

A beneficial conversion feature arises when the conversion price of a convertible note is less than the fair value of the instrument into which the convertible note is convertible.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 11, 2009, the date which the financial statements were available to be issued, no events have been noted.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted minimal operations since our inception and do not have any present operations. During the fiscal year ended December 31, 2008 and the nine months ended September 30, 2009, we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved minimal revenues since our inception. We have depended on loans and sale of equity securities to conduct operations. As of September 30, 2009 and December 31, 2008, we had cash of $1,400 and $5,620, current assets of $1,400 and $5,620 and current liabilities of $111,722 and $83,095, respectively. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

ITEM 4.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We are currently in default of the $65,000 notes issued on May 10, 2006. There were no other defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no Matters submitted to a Vote of Security Holders during the period ended September 30, 2009.

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

INTERNATIONAL CELLULAR ACCESSORIES

Dated:	November 13, 2009	By:	/s/ CLIFFORD CHAPMAN
Clifford Chapman President, Chief Executive and Accounting Officer