Form 10-K
period 2009-12-31
International Cellular Accessories
filed 2010-02-25
CIK 1317639

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-123092

International Cellular Accessories
(Exact name of registrant as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Warren Avenue, Spring Lake, NJ	07762
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (703) 622-6210

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐

As of February 24, 2010, there were 3,150,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 1,000,000 shares are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates as of February 24, 2010 was approximately $0 based on the closing bid price of our common stock on February 24, 2010.

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

Employees

As of February 24, 2010, our only employee is our sole executive officer.

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

In consideration of July 21, 2008 loan from one person in the amount of $7,000, we issued a 3 year, 5% note dated July 21, 2008.  The note is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing July 21, 2009.

In consideration of a November 25, 2008 loan from one person in the amount of $13,000, we issued a promissory note (the “Note”) dated November 25, 2008 to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing November 25, 2009.

In consideration of a February 24, 2009 loan from one person in the amount of $24,000, we issued a promissory note (the “Note”) dated February 24, 2009 to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing February 24, 2010.

In consideration of April 30, 2009 loan from one person in the amount of $10,000, we issued a promissory note (the “Note”) dated April 30, 2009 to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing April 30, 2010.

In consideration of August 12, 2009 loan from one person in the amount of $12,000, we issued a promissory note (the “Note”) dated August 12, 2009 to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing August 12, 2010.

In consideration of November 12, 2009 loan from one person in the amount of $12,000, we issued a promissory note (the “Note”) dated November 12, 2009 to such person.  The Note has a three year term, pays interest at the rate of 5% per annum, compounded annually, and is convertible into shares of our common stock at a price of $1.00 per share, at the option of the holder, at any time commencing November 12, 2010.

ITEM 1A.     RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $65,371 and $39,059 during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, our accumulated deficit was $275,184. We have not achieved revenues since fiscal year 2005.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2009 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2009, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

●	meet our capital needs;

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “ICLA.” As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.       PROPERTIES

Our principal executive office is located at 10 Warren Avenue, Spring Lake, NJ 07762.  The office is provided to us on a rent free basis by our sole executive officer.

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

Quarter Ended	High Bid	Low Bid

March 31, 2008	$0.32	$0.32
June 30, 2008	$0.32	$0.32
September 30, 2008	$0.32	$0.32
December 31, 2008	$0.32	$0.32
March 31, 2009	$0.32	$0.32
June 30, 2009	$0.32	$0.32
September 30, 2009	$0.32	$0.32
December 31, 2009	$0.00	$0.00

Holders

As of February 24, 2010, there were approximately 11 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We sold no equity securities during the fiscal year ended December 31, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted no material operations during the year ended December 31, 2009 and do not have any present operations. During the year ended December 31, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2009 and 2008, we had cash of $1,118 and $5,620, current assets of $1,118 and $5,620 and current liabilities of $112,654 and $83,095, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

We are currently in default of the $65,000 notes issued on May 10, 2006.  There were no other defaults upon senior securities during the year ended December 31, 2009.

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

The following table sets forth certain information, as of February 24, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Clifford Chapman	President, Secretary, Treasurer, CEO, CFO and Director	41	April 1, 2006

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Clifford Chapman has served as our sole officer and director since April 1, 2006.  He has more than 16 years of varied business experience primarily in senior management positions.  He served as head of Investment Banking at Broadband Capital Management LLC (“Broadband”) from September 2005 to January 2009 where he was responsible for the banking, structuring, and due diligence for all of Broadband’s transactions.  Since January 2001, Mr. Chapman has been the managing director of Early Stage Associates LLC, a consulting company focused on helping businesses in capital formation and executive management.  From January 2001 to the present, he has also served as the managing director of ChapRoc Capital LLC, a company which invests in technology and business services companies.  From June 2002 until March 2004, he served as CEO for Mindshift Technologies Inc., a managed services provider focused on IT outsourcing for small and medium enterprises.  From September 2007 until October 31, 2007, he served as a member of the Board of Directors of Catuity, Inc. (NASDAQ: CTTY).   Mr. Chapman received a Masters of Business Administration with Honors from Columbia Business School and a Bachelors Degree in Computer Engineering from Lehigh University.

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

Code of Ethics

On March 1, 2007, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President, c/o International Cellular Accessories at 10 Warren Avenue, Spring Lake, NJ 07762.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009, that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Clifford Chapman,	2009	0	0	0	0	0	0	0	0
Chief Executive and Financial Officer	2008	0	0	0	0	0	0	0	0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 31, 2009 by:

    ●    each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
    ●   each of our directors;
    ●   each of our executive officers; and
    ●   all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 31, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Clifford Chapman 10 Warren Avenue Spring Lake, NJ 07762	Common Stock; par value $0.001	2,150,000 shares (Direct)	68.25%

All directors and executive officers as a group (1 person)		2,150,000 shares(2)	68.25%

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

(2)	Based upon 3,150,000 shares issued and outstanding as at December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2009, we had no reportable transactions under this section.  Our sole director, Clifford Chapman, is also our sole executive officer.  Accordingly, he is not an independent director.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$8,000	$16,000
Audit-related fees (2)	0	0
Tax fees (3)	400	0
All other fees (4)	0	0
Total fees	$8,400	$16,000

(1)           Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)           Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

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

INTERNATIONAL CELLULAR ACCESSORIES

Dated: February 24, 2010	By:	/s/ Clifford Chapman
Clifford Chapman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of February, 2010

/s/ Clifford Chapman
Clifford Chapman President, Chief Executive Officer,
Chief Financial Officer and Director

FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Cellular Accessories, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of International Cellular Accessories, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (October 6, 2004) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Cellular Accessories, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (October 6, 2004) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 22, 2010

INTERNATIONAL CELLULAR ACCESSORIES
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	December 31, 2009	December 31, 2008
ASSETS	(Audited)	(Audited)

Current assets
Cash	$1,118	$5,620
Total current assets	1,118	5,620

Total assets	$1,118	$5,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$9,025
Accrued interest payable	17,404	9,070
Convertible debts, current portion	100,000	65,000
Total current liabilities	117,404	83,095

Long term liabilities
Accrued interest payable, net of current portion	2,898	3,088
Convertible debts, net of current portion	78,000	51,250
Total long term liabilities	80,898	54,338

Total liabilities	198,302	137,433

Stockholders' deficit
Common stock; $.001 par value; 75,000,000 shares
authorized, 3,150,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	3,150	3,150
Additional paid-in capital	74,850	74,850
Deficit accumulated during the development stage	(275,184)	(209,813)
Total stockholders' deficit	(197,184)	(131,813)

Total liabilities and stockholders' deficit	$1,118	$5,620

 See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through
	December 31, 2009	December 31, 2008	December 31, 2009
	(Audited)	(Audited)	(Audited)
Revenue	$-	$-	$7,684
Cost of goods sold	-	-	3,812
Gross profit	-	-	3,872

Operating expenses
Professional fees	55,762	35,416	224,155
General and administrative	1,465	3,325	41,204

Total operating expenses	57,227	38,741	265,359

Loss from operations	(57,227)	(38,741)	(261,487)

Other income (expense):
Other income	-	5,274	5,273
Interest expense	(8,144)	(5,655)	(20,302)
Interest income	-	63	1,332
Total other (expense)	(8,144)	(318)	(13,697)

Net loss	$(65,371)	$(39,059)	$(275,184)

Basic loss per common share	$(0.02)	$(0.01)

Basic weighted average
common shares outstanding	3,150,000	3,150,000

 See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Audited)

					Accumulated
					Deficit
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Deficit
Balance at October 6, 2004 (Date of inception)	--	$--	$--	$--	$--	$--

Common Stock Issued for Cash	1,000,000	1,000	4,000	-	-	5,000

Other comprehensive income
Foreign currency translation adjustment	-	-	-	(176)	-	(176)

Net loss	--	--	--	--	(181)	(181)

Balance, December 31, 2004	1,000,000	1,000	4,000	(176)	(181)	4,643

Common Stock Issued for Cash	1,000,000	1,000	49,000	-	-	50,000

Other comprehensive income	-	-	-	3,484	-	3,484
Foreign currency translation adjustment					-	--

Net loss	--	--	--	--	(10,696)	(10,696)

Balance, December 31, 2005	2,000,000	2,000	53,000	3,308	(10,877)	47,431

Common Stock Issued for Services	1,150,000	1,150	21,850	-	-	23,000

Other comprehensive income
Foreign currency translation adjustment	-	--	--	1,966	-	1,966

Net loss	--	--	--	--	(126,078)	(126,078)

Balance, December 31, 2006	3,150,000	3,150	74,850	5,274	(136,955)	(53,681)

Net loss	--	--	--	--	(33,799)	(33,799)

Balance, December 31, 2007	3,150,000	3,150	74,850	5,274	(170,754)	(87,480)

Net loss	--	--	--	(5,274)	(39,059)	(44,333)

Balance, December 31, 2008	3,150,000	3,150	74,850	--	(209,813)	(131,813)

Net loss	--	--	--	--	(65,371)	(65,371)

Balance, December 31, 2009	3,150,000	$3,150	$74,850	--	$(275,184)	$(197,184)

See Accompanying Notes to Financial Statements

INTERNATIONAL CELLULAR ACCESSORIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	January 1, 2009	January 1, 2008	(October 6, 2004)
	through	through	through
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flows from operating activities:	(Audited)	(Audited)	(Audited)
Net loss	$(65,371)	$(39,059)	$(275,184)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based services	-	-	23,000
Changes in operating assets and liabilities:
Increase in accrued interest payable	8,144	5,655	20,302
Decrease in accounts payable	(9,025)	9,025	-
Net cash used by operating activities	(66,252)	(24,379)	(231,882)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	55,000
Proceeds from issuance of convertible debt	61,750	16,250	178,000
Net cash provided by financing activities	61,750	16,250	233,000

Net increase (decrease) in cash	(4,502)	(13,403)	1,118
Cash, beginning of period	5,620	19,023	-

Cash, end of period	$1,118	$5,620	$1,118

Supplementary cash flow information:
Cash payments for income taxes	$-	$-	$-
Cash payments for interest	$-	$-	$-

See Accompanying Notes to Financial Statements

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

International Cellular Accessories, Nevada corporation, (hereinafter referred to as the “Company” or “International Cellular”) was incorporated in the State of Nevada on October 6, 2004 with plans to be in the business of importing new cellular accessories for resale to both wholesalers and retailers across Canada firstly and, later on, to the rest of North America. In April 2006, the Company decided to discontinue operations in this area. We are presently inactive, but are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. The Company operations have been limited to general administrative operations and are considered a development stage company in accordance with Financial Statement Accounting Board Accounting Standard Codification  915-10 (ASC 915-10) “Development Stage Entities”.

Going concern - The Company incurred net losses of $275,184 from Inception (October 6, 2004) through December 31, 2009.  The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Income taxes - The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception (October 6, 2004) through December 31, 2009, no common stock equivalents were included in the computation of diluted earnings per share because their effect would be antidilutive.

Foreign Currency Translation   - The Company’s functional currency prior to June 30, 2006 was in Canadian dollars as substantially all of the Company’s operations were in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with ASC 830 - “Foreign Currency Matters”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable. As of December 31, 2009, all of the Company’s operations were in the United States and the functional currency is the United States dollar.

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

New accounting pronouncements –

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1").  The provisions of (ASC Topic 470), clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  (ASC Topic 470) is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as

1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of (ASC Topic 470)  to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of (ASC Topic 810)  provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  (ASC Topic 810) is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009.

2.   STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares authorized and 3,150,000 issued and outstanding as of December 31, 2009. The issued and outstanding shares were issued as follows:

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

2.   STOCKHOLDERS’ DEFICIT (continued)

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

On November 12, 2009, the Company issued a $12,000 convertible note. The convertible note accrues interest at 5% per annum, compounded annually and payable at the maturity date of November 12, 2012. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at the rate of $1.00 per share starting November 12, 2010.

The Company has determined that none of the convertible notes have a beneficial conversion feature since the price of the stock at issuance of the notes was less than the conversion price of $1.00 per share.

A beneficial conversion feature arises when the conversion price of a convertible note is less than the fair value of the instrument into which the convertible note is convertible.

4.   INCOME TAX

At December 31, 2009 and 2008, the Company had a federal operating loss carry forward of approximately $275,184 and $209,813, respectively, which expires in varying amounts between 2029 and 2028.

The provision for income taxes consisted of the following components for the years ended December 31:

	2009	2008
Current:
Federal	--	--
State	--	--
Deferred:	--	--

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$96,314	$73,435
Total deferred tax assets	96,314	73,435
Less: Valuation Allowance	(96,314)	(73,435)
Net Deferred Tax Assets	$--	$--

4.   INCOME TAX (continued)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $96,314 and $73,435, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 22, 2010, the date which the financial statements were available to be issued, no events have been noted.