Form 10-Q
period 2010-03-31
Image Metrics, Inc.
filed 2010-05-24
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-123092
———————
IMAGE METRICS, INC.
(Exact name of registrant as specified in its charter)
———————

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(I R S Employer Identification No.)

1918 Main Street, Santa Monica, California  90405
(Address of principal executive offices)     (Zip Code)

(310) 656-6551
(Registrant’s telephone number, including area code)

10 Warren Avenue, Spring Lake, NJ  07762
 (Former address if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☑

As of May 24, 2010, there were 15,869,277 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

IMAGE METRICS, INC.
MARCH 31, 2010QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

 PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Image Metrics, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	March 31, 2010	September 30, 2009

Assets
Current assets
Cash and cash equivalents	$1,275	$803
Restricted cash	500	100
Accounts receivable	177	422
Prepaid and other current assets	204	256
Total current assets	2,156	1,581

Property and equipment (net)	205	177
Investment in Optasia	729	729

Total assets	$3,090	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,303	$539
Accrued expenses and other current liabilities	918	1,219
Deferred revenue	6,289	8,522
Notes payable	493	830
Warrants Liability	593	-
Total current liabilities	9,596	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	9,596	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 0 shares at March 31, 2010 and September 30, 2009, respectively	16	12
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2010 and September 30, 2009	-	-
Series A Convertible Preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 9,319,098 and 0 shares at March 31, 2010 and September 30, 2009, respectively	7,808	-
Ordinary shares, £0.05 par value. Authorized 10,220,711 shares; issued and outstanding 0 and 2,125,197 shares at March 31, 2010 and September 30,2009, respectively	161	161
A Ordinary shares, £0.05 par value. Authorized 333,863 shares; issued and outstanding 0 and 300,607 shares at March 31, 2010 and September 30,2009, respectively	23	23
Preferred Ordinary Shares, £0.05 par value. Authorized 1,756,254 shares; issued and outstanding 0 and 1,756,254 shares at March 31, 2010 and September 30,2009, respectively	5,113	5,113
Series B Preferred Ordinary Shares, £0.05 par value. Authorized 3,084,113 shares; issued and outstanding 0 and 2,358,783 shares at March 31, 2010 and September 30,2009, respectively	6,412	6,412
Additional paid-in-capital	16,300	3,748
Accumulated deficit	(30,370)	(25,983)
Accumulated other comprehensive loss	(260)	(255)
Total shareholders’ deficit	(6,506)	(10,781)

Total liabilities and shareholders’ deficit	$3,090	$2,487

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009

Revenue	$1,575	$167	$3,962	$1,561
Cost of revenues (exclusive of depreciation shown separately below)	(825)	(197)	(1,639)	(632)
Gross profit	750	(30)	2,323	929

Operating expenses
Selling and marketing	490	948	843	1,532
Research and development	227	348	610	736
Depreciation and amortization	49	69	93	135
General and administrative	1,780	831	3,835	1,815
Total operating expenses	2,546	2,196	5,381	4,218

Operating loss	(1,796)	(2,226)	(3,058)	(3,289)

Interest expense	(817)	(129)	(897)	(249)
Foreign exchange gain(loss)	(144)	(166)	(128)	282
Total other income	(961)	(295)	(1,025)	33

Loss before income taxes	(2,757)	(2,521)	(4,083)	(3,256)
Provision for income taxes	-	-	-	-
Net loss	$(2,757)	$(2,521)	$(4,083)	$(3,256)
Basic and diluted net loss per share of common stock	$(0.37)	$(0.67)	$(0.54)	$(0.88)
Weighted average shares used in computing net loss per share of common stock	7,077,155	3,748,848	7,526,010	3,748,848

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	2010	2009
Operating activities:
Net loss	$(4,083)	$(3,256)
Adjustments to reconcile net loss to net cash provided by operating activities:	1,212	62
Changes in assets and liabilities:	(1,473)	1,582
Net cash used in operating activities	(4,344)	(1,612)

Net cash used for investing activities	(116)	(87)

Net cash provided by financing activities	4,965	2,090

Effects of exchange rates on cash and cash equivalents	(33)	(38)
Net increase in cash and cash equivalents	472	353
Cash and cash equivalents, beginning of period	803	108
Cash and cash equivalents, end of period	$1,275	$461

Supplemental disclosure of chas flow information:
Cash paid during the period:
Interest	$101,588	$56,564
Income taxes	-	-

Non-cash financing activities:
Conversion of notes payable to Series H Preferred Shares	$5,410,098	$4,859,140
Issuance of warrants in connection with convertible notes payable	$50,078	$-
Beneficial conversion feature in connection with convertible notes payable	$550,000	$-

See notes to condensed consolidated financial statements.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Nature of Business
Image Metrics Inc. is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Any references to the “Company” or “Image Metrics” are to Image Metrics Inc. and its consolidated subsidiaries.

Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant operating losses and has accumulated a $30,370,000 deficit as of March 31, 2010. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of our results of operations.

These conditions indicate a material uncertainty that casts significant doubt about the Company’s ability to continue as a going concern.   The Company believes it will secure the necessary debt or equity financing to continue operations and meet its obligations.  Thus, we have continued to adopt the going concern basis of accounting in preparing the financial statements.

These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheets as of March 31, 2010 and 2009, the Consolidated Statements of Operations for the three and six months ended March 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2010, our results of operations for the three and six months ended March 31, 2010 and 2009, and our cash flows for the six months ended March 31, 2010 and 2009. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes filed as an Exhibit to our Form 8-K/A filed on April 14, 2010.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany accounts and transactions have been eliminated in consolidation.

Reverse Merger
On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”), in exchange for 11,851,637 shares of our common stock, par value $.001 per share. In the merger, we exchanged 11,851,637 shares of our common stock, par value $.001 per share in exchange for all of the outstanding share capital of Image Metrics LTD comprised of  2,125,197 shares of ordinary stock, 300,607 A ordinary stock, 1,567,178 preferred ordinary stock and 2,725,633 series B preferred ordinary stock.  As a result, Image Metrics LTD is now our wholly-owned subsidiary. The transaction is referred to in this quarterly report on Form 10-Q as the exchange transaction.

As a result of the exchange transaction, former Image Metrics LTD shareholders hold a majority of the voting interest in the Company. In accordance with FASB ASC 805-40 “Reverse Acquisitions,” the exchange transaction was accounted for as a reverse acquisition; therefore, Image Metrics LTD was the accounting acquirer. The pre-acquisition financial statements of the accounting acquirer, Image Metrics LTD, will become the historical financial statements of the combined companies. The consolidated financial statements of the Company do not include the operations of International Cellular Accessories (“ICLA”) prior to March 10, 2010 but only reflect the operations of Image Metrics LTD and its subsidiaries. Pre-exchange transaction equity of Image Metrics LTD is restated for the equivalent number of shares of the Company received by Image Metrics LTD shareholders in the exchange transaction, with differences between the par value of the Company and Image Metrics LTD’s stock recorded as additional paid in capital. Upon the exchange transaction, the Company adjusted the capitalization to reflect the legally issued and outstanding shares of the combined companies.

Concentration of Credit Risk
The Company’s largest single customer accounted for 62% and 0% of total consolidated revenues for the three months ended March 31, 2010 and 2009, respectively.  The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of March 31, 2010 and September 30, 2009, the Company did not have any outstanding accounts receivable from this customer.

Revenue Recognition
The Company derives its revenues from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  The Company recognizes revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of the Company’s animation revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of the Company’s customers.

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or, the Company’s best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

Subsequent Events
In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of the form 10-Q.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of deferred tax assets and tax contingency reserves and fair value of the Company’s options and warrants to purchase common stock. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Impact of Recently Issued Accounting Standards

There were no accounting pronouncements adopted by the Company or issued during the three months ended March 31, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.	Cost Method Investments

As of March 31, 2010, the Company maintained a $729,000 long-term investment in its previously wholly-owned subsidiary, Optasia Medical, Ltd. (“Optasia”).  In October 2006, the Company sold the subsidiary to a group of investors which was led by the Company’s largest investor, Saffron Hill Ventures.  Upon the sale of Optasia, the Company retained 34% ownership in Optasia.  The Company does not have the ability to exert “significant influence” as defined by ASC 323 “Investments- Equity methods and Joint Ventures” and accounts for the investment on the cost method.   The investment is reviewed periodically for indicators of impairment and, if indentified as having such indicator(s), would be subject to further analysis to determine if the investment is other-than-temporarily impaired. No impairment was made to the carrying value of this investment during the three months ended March 31, 2010.

3.	Fair Value Measurements

The Company follows guidance that requires certain fair value disclosures regarding the Company’s financial and non-financial assets and liabilities.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  The Company does not have any financial assets or liabilities required to be recorded at fair value on a recurring basis, nor financial assets and liabilities required to be recorded at fair value on a non-recurring basis.
For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.  The fair-value of long-term debt is estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing without a quoted market price.  No fair value has been included for cost method investments, as the Company is unable to determine a reliable and practicable valuation to adequately value the development stage investee because it has uncertainties about its ultimate growth potential and viability.  There are no identified events or changes in circumstances during the period that had an adverse effect on the fair value of the investment. No impairment analysis was performed during the quarter.  The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 4 for further details on the Company’s debt:

	March 31, 2010		September 30, 2009
	Carrying value	Fair Value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$578	$567	$956	$948
Noncurrent portion of notes payable	-	-	2,191	1,846
	$578	$567	$3,147	$2,794

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Notes Payable

ICLA Notes
Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $196,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  As a result of the share exchange offer that completed on March 10, 2010 between ICLA and Image Metrics LTD, ICLA’s ownership changed by more than 50% causing the notes to go in default.

Saffron Hill Ventures II 2009 Loan
On April 27, 2009, Image Metrics LTD signed a loan agreement with its largest investor, Saffron Hill Ventures (“SHV”) in the amount of $1,200,000. The loan bore interest at 6.0% plus the Bank of England base rate, the effective interest rate as of March 10, 2010 was 6.5%.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 5 for further discussion.)
Private Individual Loan

On March 13, 2009, Image Metrics LTD signed a loan agreement with a private individual. The loan facility is for a maximum of $500,000 and bore interest at 5.0% plus LIBOR (London Interbank Offered Rate), the effective interest rate as of March 10, 2010 was 5.23%. All principal and accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 5 for further discussion.)

Saffron Hill Ventures Loans

Between July 2005 and April 2008, Image Metrics LTD signed three loan agreements with Saffron Hill Ventures Limited Partnership (“SHVLP”). The loan facilities available amounts were £450,000, £1,000,000 and £1,500,000 with the proceeds to be used for general working capital.  The £450,000 loan bore interest at LIBOR plus 2%, and the other loans bore interest at LIBOR plus 8%.  As of September 30, 2008, the total amount outstanding including accrued interest was $4,324,000.

The loan for £450,000 had beneficial contingent conversion rights, whereby the loan could be converted into equity of Image Metrics LTD.  The contingency was based upon the Company completing a successful equity offering which raises at least £100,000.  The conversion price would have been equal to 80% of the share price in the offering.  Upon receiving proceeds from the loan, the Company recorded a discount on the note equal to the intrinsic value of the beneficial conversion rights in the amount of $222,000. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company did not recognize this discount into earnings as the contingency had not been removed.

On October 27, 2008, Image Metrics LTD converted the loans from SHVLP into series B preferred ordinary shares of Image Metrics LTD’s stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction.  (See notes 1 and 5 for further discussion.)

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

ETV Capital 2008 Loan

On March 3, 2008, Image Metrics LTD signed a loan agreement with ETV Capital, Inc. (“ETV”). The loan facility was for a maximum of $1,000,000 with the proceeds to be used for general working capital.  The loan is to be paid in equal instalments commencing July 2008 and continuing through December 31, 2010 at a fixed interest rate of 11.43%.  The loans are secured by a first priority security interest in all assets of Image Metrics LTD.
As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to $140,000 of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.19 or the price offered to investors in the next equity offering made by Image Metrics LTD. These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of common ctock in the Company.  (See note 5 for further discussion.)

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The fair value assigned to the warrants was equal to $102,000 and was recorded as a discount to the loan.  The discount is being amortized over the term of the loan.  As of March 31, 2010, the unamortized balance of the discount was $5,000 and $18,000 as of September 30, 2009.  The Company recognized $5,000 and $13,000 of interest expense for the three months ended March 31, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $6,000 and $13,000 of interest expense for three months ended March 31, 2010 and 2009, respectively, for the contractual interest obligation on the note.  The Company recognized $13,000 and $28,000 of interest expense for the six months ended March 31, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $14,000 and $29,000 of interest expense for six months ended March 31, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD.  These options had an initial exercise price of $1.72 but were subject to be reduced based on future equity offerings.  As of March 31, 2010, the unamortized balance of the discount was $107,000.  The Company recognized an expense of $27,000 and $54,000 in the three and six months ended March 31, 2010 associated with these options.  These options were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company.  (See note 5 for further discussion.)

Royal Bank of Scotland Loan

In January 2002, Image Metrics LTD obtained a bank loan for £250,000. The loan bore interest at 2.5% per annum.  The loan was guaranteed under the Small Firms Loans Guarantee Scheme in the United Kingdom. The loan was paid off in February 2010.

5.	Shareholders’ Equity
Classes of Shares
The Company’s Board of Directors has authorized two classes of shares, common stock and preferred stock.  The rights of the holders of the two classes of shares are identical, except preferred stock receives priority if the Company was to have a liquidation or reduction of capital, and preferred stock shareholders are not entitled to receive dividends. The only currently designated preferred stock is the Series A Convertible Preferred Stock.   Series A Convertible Preferred Stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer of common stock at a ratio of 1:1.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Saffron Hill Venture Loans Conversion
On October 27, 2008, Image Metrics LTD converted the Saffron Hill Venture Loans into Series B Preferred Ordinary shares of its stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction, see note 1 for further discussion. The outstanding principal and accrued interest on this date was £2,902,000 and was converted into 1,759,390 Series B Preferred stock at a conversion price of £1.65 per share.  The exchange did not result in a gain or loss.  (See note 4 for further discussion.)

December 2008 Private Equity Offering

In December 2008, Image Metrics LTD completed a private equity fund raising round by selling 599,393 shares of its Series B Preferred Ordinary shares at £1.65 per share for a total raise of £989,000.  The round was fully subscribed by two of Image Metrics LTD’s existing investors, one of which was a member of Image Metrics LTD’s Board of Directors.  The Series B Preferred Ordinary shares were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction. (See note 1 for further discussion.)

March 2010 Private Equity Offering
On March 10, 2010, the Company closed the first round of a private equity offering.  The Company sold 8,394,098 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock at an exercise price of $1.50, for $8.00 million gross proceeds.  The $8.00 million included the conversion of $5.41 million of its notes payable. The proceeds from the first close were reduced by $0.46 million for transaction costs, which primarily consist of legal fees and broker commissions and $0.47 million for debt repayments, yielding net proceeds of $1.66 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  Each warrants issued to SHV entitle the holder to purchase one share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was based on an enterprise valuation performed by the Company.

Simultaneously with the close of the private equity offering, Image Metrics LTD exchanged all of its outstanding equity for 11,851,637 shares of the Company.  As a result, Image Metrics LTD became a wholly-owned subsidiary of the Company.

In connection with the exchange transaction, Saffron Hill Ventures and other potential investors provided Image Metrics LTD with bridge financing.  The bridge financing provided working capital while Image Metrics LTD worked to complete the private equity offering.  On January 10, 2010, Image Metrics LTD established a credit instrument up to $2,000,000 10% Unsecured Convertible Notes.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The interest paid on the 10% Unsecured Convertible Notes was 4% of the total principal of $2.0 million.  The note holders also received warrants to purchase 663,000 shares of common stock of the Company.  210,600 warrants of the total issued warrants were issued to Saffron Hill Ventures.  Each warrant provides the holder the right to purchase one share of the Company’s common stock at $1.50.   The Company assigned a value of $0.08 to the warrants, based on an enterprise valuation performed by the Company, and recorded an interest expense of $0.05 million during the three and six months ended March 31, 2010 associated with these warrants.

$1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

On March 26, 2010, the Company closed the second round of its private equity offering.  The Company sold 925,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock, for $0.93 million gross proceeds.  The proceeds from the second close were reduced by $0.07 million for broker commission and expenses yielding net proceeds of $0.86 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.

Warrants Liability
As part of the March 2010 private equity offering, the Company is committed to meeting certain SEC registration requirements, among them is to file a S-1 by June 9, 2010.  If the Company fails to meet any of these obligations, the Company could be required to pay damages of $178,000 (2% of the aggregate offering price) per month up to 12% until the breach is corrected.  These damages can be waived if the Company's Board of Directors determine the Company's management has exerted it best efforts to meet the requirements.

ETV Equity Rights
As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,583 preferred shares of the Company at an exercise price of $1.50.  As of March 31, 2010, all the warrants were outstanding. The Company compared the value of the ETV options and warrants prior to exchange and subsequent to the change and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.  The remaining discount associated with these warrants will continue to amortize over the remaining period of the loan. (See note 4 for additional discussion.)

6.	Comprehensive Loss
The below table reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(2,757)	$(2,521)	$(4,083)	$(3,256)
Foreign currency translation adjustments	(4)	32	(5)	(2)
Comprehensive loss	$(2,761)	$(2,489)	$(4,088)	$(3,258)

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Net Loss per Common Stock
Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and six months ended March 31, 2010, shares of potential common stock of approximately 22,052,150 million  were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended March 31, 2009, shares of potential common stock of approximately 8,331,593 million were not included in the diluted calculation because the effect would be anti-dilutive.

8.	Commitments and Contingencies

Operating Leases
The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $147,000 and $315,000 for the three and six months ended March 31, 2010, respectively, and $124,000 and $272,000 for the three and six months ended March 31, 2009, respectively. The Company is committed under operating leases with terminations through 2013 and has the option to renew for five years. The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2010 (Apr to Sep 2010)	$338
2011	687
2012	712
2013	324
Thereafter	-
Total future minimum lease payments	$2,061

Letter of Credit

In connection with one of its office space leases, the Company has fulfilled its security deposit requirement with an irrevocable standby letter of credit.  At March 31, 2010 and 2009 the value of the letter of credit was $100,000.  Under the terms of the lease, the security deposit requirement is reduced by $20,000 on the anniversary date of each lease year through the lease end date.  There is an annual fee of 0.25% payable on the available balance of the letter of credit.  The letter of credit expires on March 31, 2011. The letter of credit was undrawn at March 31, 2010 and 2009.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the terms of this arrangement, the Company is required to maintain on deposit with the bank a compensating balance in the form of a certificate of deposit equal to the amount of the standby letter of credit.  At March 31, 2010 and September 30, 2009 the certificate of deposit is included in restricted cash.

9.	Business Segment Information
The Company primarily operates in two geographic business segments: the North American region, which includes the United States and Canada, and Europe. Revenue is assigned based on the region where the services are performed. Expenses incurred are assigned to each respective region based on which region incurred the expense. The following table summarizes revenue recognized by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Europe	$1,211	$134	$3,457	$1,476
North America	364	33	505	85
Total revenue	$1,575	$167	$3,962	$1,561

The following table summarizes net loss by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Europe	$(146)	$(682)	$455	$86
North America	(2,611)	(1,839)	(4,538)	(3,342)
Total net loss	$(2,757)	$(2,521)	$(4,083)	$(3,256)

10.	Related Party Transactions
During the three and six months ended March 31, 2010 and 2009, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Ltd. The value of services provided by Optasia was $6,000 and $13,000 during the three and six months ended March 31, 2010, respectively, and $6,000 and $13,000 during the three and six months ended March 31, 2009, respectively.  The amount due to Optasia as of March 31, 2010 was $8,000.

During the three and six months ended March 31, 2010, the Company incurred interest expense of $50,000 and $107,000, respectively, related to notes payable to SHV, its principal investor.  During the three and six months ended March 31, 2009, the Company did not incur any interest expense, related to notes payable to SHV, its principal investor.  The Company did not have any accrued interest payable to SHV as of March 31, 2010 and had accrued interest of $27,000 payable to SHV as of September 30, 2009.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2008, Image Metrics LTD converted its Saffron Hill Ventures Loans into Series B Preferred Ordinary shares, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction. (See notes 1, 4 and 5 for further discussion.)

In December 2008, Image Metrics LTD sold an aggregate of 599,393 shares of its Series B Preferred Ordinary shares at £1.65 per share for a total of £989,000 to two of the its  existing investors, one of which an affiliate of one is also a member of the Company’s Board of Directors.  These shares were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction.  (See note 1 for further discussion.)

During the three months ended March 31, 2010, the Company received loan proceeds in the amount of $350,000 from its principal investor, SHV.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payables into Series A Convertible Preferred Stock and purchased an additional $500,000 of Series A Convertible Preferred Stock and warrants.  (See notes 4 and 5 for further discussion.)

11. Subsequent events
In April 2010, SHVE provided Image Metrics with a $400,000 cash advance.  The terms of the $400,000 have not yet been defined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	our inability to raise sufficient additional capital to operate our business;

•	adverse economic conditions;

•	unexpected costs, lower than expected sales and revenues, and operating deficits,

•	the ability of our products and services to achieve market acceptance;

•	our reliance on four customers for a significant percentage of our revenue;

•	the volatility of our operating results and financial condition;

•	our ability to develop and maintain relationships with entertainment companies;

•	our ability to protect our intellectual property;

•	our ability to attract or retain qualified senior management personnel, including software and computer graphics engineers, and

•
the factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the Securities and Exchange Commission (the “SEC”).

    All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under Part II, Item 1A entitled “Risk Factors”. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

The following discussion should be read in conjunction with the information included within our Audited Financial Statments for the years ended on September 30, 2009 and 2008 included as an exhibit in our Form 8-K/A filed with SEC on April 14, 2010, and the Condensed Consolidated Financial Statements and notes thereto included in Part I Item ! of this Quarterly Report on Form 10-Q.

Description of Our Company and Predecessor

We were incorporated in the State of Nevada on October 6, 2004.  We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  In March 2005, we filed a registration statement with the SEC, which became effective in May 2005, and we became a publicly-reporting and trading company.  Our cellular accessories business was discontinued in 2006 and we have been inactive since such time, though we continued to timely file our periodic reports with the SEC.

On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (Image Metrics LTD).  As a result of the exchange offer, the Company is now engaged in the business of providing technology-based facial animation solutions to the interactive entertainment industry.  Effective March 10, 2010, we changed our corporate name to Image Metrics, Inc.  The term “Image Metrics” refers to Image Metrics LTD prior to March 10, 2010, and Image Metrics, Inc. as of and after such date.

Executive Overview

Image Metrics Inc., a Nevada corporation, is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe we are the leader in the field of facial animation in terms of quality, cost and completion time.  In many contexts, we believe that we are able to accomplish what other providers simply cannot.  Examples of our notable and innovative facial animation projects include the 2009 “Grand Theft Auto IV” video game, which generated over $500 million in sales in its first week, the 2009 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Oscars including one for achievement in visual effects, and the 2009 Black Eyed Peas’ Boom Boom Pow music video, which earlier this year won the Grammy Award for best short form music video.

Image Metrics was founded in 2000, utilizes a staff of 43 full-time employees, and has more than 60 man-years -  and $14.0 million -  invested in our computer vision based software.  We derive our revenues from the sale of consulting services, model building, character rigging and animation services. Our key intellectual property consists of one patent registered in the United States, four additional patents in process, the identification of 16 potential new patents, and significant well-documented trade secrets.  We are continually updating our software and are prosecuting a roadmap of technology innovations.  Prior to 2009, our corporate emphasis was on developing technology rather than sales.  In 2009, our current management assumed their positions and, in 2009, a growth plan was implemented that included our recently installed sales force and becoming a public company.

    The facial animation market is not specifically followed by independent market research firms, but independent research is available around animation in general and on the video game and film businesses.  Using independent market research from companies such as Acacia Research Group, SCRI International, Inc. and NPD Group, we have developed estimates for the facial animation market.  These estimates indicate that the facial animation market generated $807 million of revenue in 2006, $1.4 billion in 2009, and is forecast to grow to $1.9 billion by 2011. Presently, we have a small market share.  Our management anticipates being able to grow our presence with our competitive advantages, our recently-formed management team and the additional capital from our March 2010 private placement.

Total revenue during the second quarter of fiscal 2010 was $1.58 million up from $0.17 million in the same period of fiscal 2009. Total revenue during the first six months of fiscal 2010 was $3.96 million up from $1.56 million in the same period of fiscal 2009. The increases in revenue are the result of increased demand for our services and expansion of our customer base.

Gross margin was 48% for the second quarter of fiscal 2010, compared to -18% for the same prior year quarter.  The marked improvement is a result of increased number of projects completed in the second quarter of 2010. The gross margin was consistent for the first six months of fiscal 2010 and 2009 at 59%.

Cash flows used for operations were $4.35 million for the first six months of fiscal 2010, compared to $1.61 million in the same period of fiscal 2009. The decrease in cash flows from operations was primarily the result of a decrease in deferred revenue, partially offset by increased accounts payable. Cash flows from financing activities was $4.96 million for the first six months of fiscal 2010, compared to $2.09 million for the same period in 2009.  Increased cash flows were from additional debt and equity financings.

Impact of Recently Issued Accounting Standards

There were no accounting pronouncements adopted by the Company or issued during the three months ended March 31, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

Critical Accounting Policies

A summary of our significant accounting policies are disclosed in Note 1 of our Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

We consider certain accounting policies related to revenue recognition, notes payable, and deferred tax assets and liabilities to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each.

Revenue Recognition
We derive our revenue from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We  recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of our animation revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements, we  allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and third party evidence at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis or, our best estimate of the selling price for that unit of accounting.

Notes Payable
In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either Black-Scholes Merton option pricing model, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

Deferred Tax Assets and Liabilities

Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. Our cumulative pre-tax loss in recent years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets net deferred tax assets associated with future tax deductions as well as carryforward items. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	3 months ended March 31,				6 months ended March 31,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,575	100%	$167	100%	$3,962	100%	$1,561	100%
Cost of goods sold (exclusive of depreciation shown separately below)	(825)	-52%	(197)	-118%	(1,639)	-41%	(632)	-40%
Gross Profit	750		(30)		2,323		929

Operating Expenses
Selling & Marketing	(490)	-31%	(948)	-568%	(843)	-21%	(1,532)	-98%
Research & Development	(227)	-14%	(348)	-208%	(610)	-15%	(736)	-47%
Depreciation	(49)	-3%	(69)	-41%	(93)	-2%	(135)	-9%
General & Administrative	(1,780)	-113%	(831)	-498%	(3,835)	-97%	(1,815)	-116%
Total Op Expenses	(2,546)	-162%	(2,196)	-1315%	(5,381)	-136%	(4,218)	-270%

Operating loss	(1,796)	-114%	(2,226)	-1333%	(3,058)	-77%	(3,289)	-211%

Interest expense	(817)	-52%	(129)	-77%	(897)	-23%	(249)	-16%
Foreign exchange gain (loss)	(144)	-9%	(166)	-99%	(128)	-3%	282	18%
Total other income/(expense)	(961)	-61%	(295)	-177%	(1,025)	-26%	33	2%

Income before taxes	(2,757)	-175%	(2,521)	-1510%	(4,083)	-103%	(3,256)	-209%
Income Taxes	-	0%	-	0%	-	0%	-	0%
Net Loss	$(2,757)	-175%	$(2,521)	-1510%	$(4,083)	-103%	$(3,256)	-209%

Total revenue for the three months ended March 31, 2010 increased by 843% at $1.58 million, compared to $0.17 million in the three months ended March 31, 2009. Total revenue for the six months ended March 31, 2010 increased by 154% at $3.96 million, compared to $1.56 million in the six months ended March 31, 2010.The increase was primarily the result of the Company’s expansion of its customer base and increased customer demand.

Costs of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, increased by 319%, or $0.63 million, to $0.83 million for the three months ended March 31, 2010, from $0.20 million for the three months ended March 31, 2009.  This increase was the direct result of increased projects during the three months ended March 31, 2010 compared to the number and size of projects in the three months ended March 31, 2009.

Costs of revenue, excluding depreciation and amortization, increased by 159%, or $1.01 million, to $1.64 million for the six months ended March 31, 2010, from $0.63 million for the six months ended March 31, 2009.  Cost of revenue increase was the result of an increase in number of projects and service deliverables. Our profit margin stayed consistent as the gross margin for the six months ended March 31, 2010 and 2009 was 59%.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 48%, or $0.46 million, to $0.49 million for the three months ended March 31, 2010 from $0.95 million for the three months ended March 31, 2009.   Sales and marketing expenses decreased 45%, or $0.69 million, to $0.84 million for the six months ended March 31, 2010 from $1.53 million for the six months ended March 31, 2009.  The decreases are the result of our expenditures during the periods ending March 31, 2009 for market analysis, market research and market development.  we  put a high emphasis during the fiscal year 2009 in developing our market presence to expand its customer base. The primary decreases included a $0.10 million reduction in marketing salaries, $0.20 million from reduced use of consultants and fewer sales promotional projects representing $0.10 reduced expenses.

As a percentage of revenue, sales and marketing expenses for the three months ended March 31, 2010 decreased by 537% compared to the three months ended March 31, 2009 and decreased by 77% for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.  The decrease compared to revenue is a direct result of more projects from an expanded customer base being completed during the three months ended March 31, 2010 compared to the three months ended March 3, 2009.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses decreased 35%, or $0.12 million, to $0.23 million for the three months ended March 31, 2010 from $0.35 million for the three months ended March 31, 2009.  Research and development expenses decreased 17%, or $0.13 million, to $0.61 million for the six months ended March 31, 2010 from $0.74 million for the six months ended March 31, 2009. The decreases were attributable to fewer employees and a reduction in incentive compensation for the remaining personnel. As a percentage of revenue, research and development expenses decreased by 194% for the three months ended March 31, 2010 from March 31, 2009.  This decrease compared to revenue is a direct result of our continued service revenue growth.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses decreased 29%, to $0.05 million for the three months ended March 31, 2010 from $0.07 million for the three months ended March 31, 2009 and decreased during the six months ended March 31, 2010 by 32% to $0.09 million compared to $0.14 million during the six months ended March 31, 2009.  This decrease was a result of certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 3% for the three months ended March 31, 2010 from 41% for the three months ended March 31, 2010 and decreased to 2% for the six months ended March 31, 2009 from 9% for the six months ended March 31, 2009.  The decreases compared to revenue were a result of the increased number of projects combined with certain assets being fully depreciated.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses increased 114%, or $0.95 million, for the three months ended March 31, 2010 from $0.83 million for the three months ended March 31, 2009.   The majority of the increased expenses were from increased number of personnel resulting in higher payroll by $0.14 million, increased stock compensation of $0.11 million, professional fees that increased by $0.51 million and were primarily incurred for the exchange transaction and audits. Other increases include rent, travel and information technology services that, combined, accounted for $0.18 million.

General and administrative expenses for the six months ended March 31, 2010 increased 111%, or $2.02 million, from $1.8 million for the six months ended March 31, 2009.  The increased expenses were from increased number of personnel resulting in higher base payroll and incentive compensation by $0.46 million, increased stock compensation of $0.18 million, professional fees that increased by $1.2 million and were primarily incurred for the exchange transaction and audits. Other increases include rent, travel and information technology services that, combined, accounted for $0.25 million.  Increased expenses were partially offset by lower office supply and general expenses.

Interest Expense

Interest expense is from our notes payable.  Interest expense for the three months ended March 31, 2010 increased 533% to $0.82 million as compared to $0.13 million for the three months ended March 31, 2010 and increased 260% to $0.90 million during the six months ended March 31, 2010 compared to $0.25 million in the six months ended March 31, 2009.  This increase was the result of increased average debt balances, higher interest rates, and issuance of debt with detachable warrants during the periods ended March 31, 2010.

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation expense decreased 13% to $0.14 million during the three months ended March 31, 2010 compared to $0.17 million during the three months ended March 31, 2009.  The decrease is primarily attributable to fewer expenses and sales transactions based in British pounds. We had a foreign currency translation loss of $0.13 million for the six months ended March 31, 2010 which was an increased expense of $0.41 million compared to the foreign exchange gain of $0.28 million we had for the six months ended March 31, 2009.  The increase in expense was a result of the U.S. dollar strengthening less than 10% against the British pound during the six months ended March 31, 2010 compared to the more than 20% strengthening of the US dollar against the British pound during the six months ended March 31, 2009.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity transactions.  At March 31, 2010, we had $1.27 million in cash, which does not include $0.5 million of restricted cash.

Net cash used in operating activities for the six months ended March 31, 2010 and 2009 was $4.34 million and $1.61 million, respectively.  In addition to our net loss of $4.08 million in the six months ended March 31, 2010, operating cash flows were negatively impacted by a $2.23 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer, and $0.30 million decrease in accrued expenses primarily related to payment of incentive compensation.  Operating cash out flows were offset by increased accounts payable of $0.76 million and reduction in accounts receivable of $0.25 million.

Net cash used for investing activities for the six months ended March 31, 2010 and 2009 was $0.12 million, and $0.09 million, respectively.  The primary purchases for March 31, 2010 and 2009 consisted of computer equipment and software.

Net cash provided by financing activities was $4.97 million and $2.09 million for the six months ended March 31, 2010 and 2009, respectively.  The net cash provided from financing activities during the six months of 2010, was from the issuance of convertible notes, in the amount of $3.18 million, and $2.92 million received from the sale of stock.  These cash receipts were partially offset from payments on convertible and nonconvertible notes totaling $0.65 million, and restriction of cash and the issuance of debt costs totaling $0.48 million.  The net cash provided from financing activities in March 31, 2009, included proceeds from the sale of stock and issuance of debt totaling $2.63 million, which was partially offset by payments on nonconvertible notes for $0.54 million.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Cash Requirements

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including selling equity and seeking additional loans, to meet our expected capital expenditure and working capital for the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern.   We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations, and we believe that we will be able to obtain financing.  Thus, we have continued to adopt the going concern basis of accounting in preparing the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Approximately 18% and 29% of our expenses were denominated in currencies other than the U.S. dollar for the six months ended July 31, 2009 and 2009, respectively.   We are maintaining a market presence in the UK and throughout Europe.  As a result, fluctuations in the values of the currencies in which we generate revenue and incur expenses could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the six month ended March 31, 2010, we had foreign currency transaction losses of $0.13 million while we had foreign currency transaction gains of $0.28 million during the six months ended March 31, 2009.  The variance was a result of significant fluctuations in the exchange rate between the British pound and the US dollar.  As a result of the constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

Interest Rate Risk

 Fluctuation in interest rates could impact our ability to obtain additional debt financing. Historically, we have used external financing to fund operations and fluctuations could have a significant impact on our operating results.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period our disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Our Industry

 If we are unable to secure additional debt or equity financing, we may not be able to meet our obligations and continue operations.

Our cash on hand and cash flow from operations will only meet part of our present cash needs and we will require additional cash resources, including selling equity and seeking additional loans, to meet our expected capital expenditure and working capital for the next 12 months.  Therefore, we require additional debt or equity financing secure the necessary funding to continue operations and meet our obligations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.  We believe that if we are unsuccessful in securing additional financing or improve our operational cash flows, our auditors will issue a disclaimer about our ability to continue as a going concern in our upcoming year end financial audit.

We have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

We have incurred significant operating losses and have an accumulated deficit of $ 30,370,000 as of March 31, 2010.  We incurred a loss from operations of $4,083,000 during the six months ended March 31, 2010, and expect to continue operating at a loss for some period of time.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.

Because the games and film industries are always evolving, their future growth and ultimate size are difficult to predict.  Our business will not grow if the use of our facial animation services does not continue to grow.

We are a provider of technology-based facial animation services to the entertainment industry.  Our industry is in the early stages of market acceptance of products and related services and is subject to rapid and significant technological change.  Because of the new and evolving nature of facial animation technology, it is difficult to predict the size of this specialized market, the rate at which the market for our facial animation services will grow or be accepted, if at all, or whether emerging computer-generated animation technologies will render our services less competitive or obsolete.  If the market for our facial animation services fails to develop or grows slower than anticipated, we would be significantly and materially adversely affected.

If our products and services do not achieve market acceptance, we may not achieve our revenue and earnings goals in the time projected, or at all.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business.  As a result, the value of your investment could be significantly reduced or completely lost.

Our ability to generate revenue is highly dependent on building and maintaining relationships with film and visual effects (VFX) studios, commercial producers and game developers.  No assurance can be given that a sufficient number of such companies will demand our facial animation services or other computer-generated animation services, thereby expanding the overall market for digital characters in films, games and other forms of entertainment and enabling us to increase our revenue to the extent expected.  In addition, the rate of the market’s acceptance of other computer-generated animation technologies cannot be predicted.  Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

Our future growth will be harmed if we are unsuccessful in developing and maintaining good relationships with entertainment companies.

Our business strategy may in the future be dependent on our ability to develop relationships with entertainment companies to increase our customer base.  These companies recommend our services to their customers, provide us with referrals and help us build presence in the market.  These relationships require a significant amount of time to develop.  Currently, we have established a limited number of these relationships.  We must expand current relationships and establish new relationships to grow our business in accordance with our business plan.  We may not be able to identify, establish, expand and maintain good relationships with quality entertainment companies.  Additionally, it is uncertain that such relationships will fully support and recommend our facial animation services.  Our failure to identify, establish, expand and maintain good relationships with quality entertainment companies would have a material and adverse effect on our business.

The majority of the contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Our customers have historically engaged us to perform services for them on a project-by-project basis and are required by us to enter into a written contractual agreement for the work, labor and services to be performed.  Generally, our project contracts are terminable by the customer for any or no reason on 30 days advance notice to us.  If a number of our customers were to exercise cancellation rights, our business and operating results would be materially and adversely affected.

We have a large concentration of business from a small number of accounts.  A decision by a key customer to discontinue or limit its relationship with us could have a material adverse effect on our business.

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 87.2% of our revenue for fiscal 2009 resulted from sales to four customers (including Take-Two Interactive Software, Inc. and Sony Computer Entertainment), and 77.7% of our revenue for fiscal 2008 resulted from sales to two customers (Take-Two Interactive and Digital Domain, Inc).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected.  If we are unable to scale our production capabilities efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results.

Our facial animation services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our facial animation services are new and our business model is evolving.  Our services depend on the needs of our customers and their desire to create believable facial performances in computer-generated characters.  Since the games and film industries are characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond to new research and development and technological changes affecting our customers and collaborators.  We may not be successful in developing and marketing, on a timely and cost-effective basis, new or modified services, which respond to technological changes, evolving customer needs, and competition.

If we fail to recruit and retain qualified senior management and other key personnel, we will not be able to execute our business plan.

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management.  The industry is characterized by heavy reliance on software and computer graphics engineers.  We must, therefore, attract leading technology talent both as full-time employees and as collaborators, to be able to execute our business strategy.  Presently, our key senior management and key personnel are Michael Starkenburg, President and Chief Executive Officer, Ron Ryder, Chief Financial Officer, Brian Waddle, Executive Vice President, and Kevin Walker, Ph.D., Chief Technology Officer.

The loss of the services of one or more of our senior managers could impair our ability to execute our business plan, which could hinder the development of products and services.  We have entered into employment agreements with members of our key senior management team, along with agreements with some of these members regarding confidentiality, non-competition and invention assignment.  Under California law, the non-competition provisions in the employment agreements will likely be unenforceable, which could result in one or more members of our senior management or key personnel leaving us and then, despite our efforts to prevent them from doing so, competing directly against us for customers, projects and personnel.

If we fail to protect our intellectual property our current competitive strengths could be eroded and we could lose customers, market share and revenue.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our service from our competitors’ products and services.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

    We hold a United States patent which expires in December 2025.  We have a number of additional filings pending, or issued, which cover the technology that is related to the subject of our United States patent.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue.  If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  In addition, our contractual relationships give rights, including ownership rights, in proprietary technology to parties other than us.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  If other companies’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents.  If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or obtain and use information that we regard as proprietary.  Unauthorized use of our proprietary technology could harm our business.  Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our products and services do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

    Our business is heavily reliant upon patented and patentable systems and methods used in our  facial animation technology and related intellectual property.  In the event that products and services we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and services or obtain a license for the manufacture and/or sale of such products and services.  In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.  Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.  Any litigation would also require our management to devote their time and effort to fight it, which would detract from their ability to implement our business plan, and would have a negative impact on our operations.  In addition, if our products and services or proposed products and services are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

Our customers are subject to numerous entertainment industry regulations, which could adversely affect the nature and extent of the services we offer as a result of changes in the regulatory or political climate.

    Many aspects of the games and film industries are subject to legislation at the federal level concerning graphic violence and sexually explicit material.  From time to time, the regulatory entities that have jurisdiction over the industries adopt new or modified regulations or take other actions as a result of their own regulatory processes or as directed by other governmental bodies, including legislative and other authorities.  This changing regulatory and political environment could adversely affect the nature and extent of the services we are able to offer.

We may in the future experience competition from film studios and game developers.

Competition in the development of facial animation technology is expected to become more intense.  Competitors range from university-based research and development graphics labs to development-stage companies and major domestic and international film studios and game developers.  Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than those of ours.  There can be no assurance that we can continue to develop our facial animation technology or that present or future competitors will not develop computer-generated animation technologies that render our facial animation technology obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

If we fail to properly identify, negotiate and execute potential business combinations, any merger and acquisition activity may adversely affect the value of your investment.

We may engage in mergers and acquisitions activity to accelerate our growth and market presence, and our growth strategy includes such acquisitions.  These transactions may cause you to experience dilution in your equity ownership percentage, and there can be no assurance that we will be able to successfully execute upon these potential acquisitions.  These transactions may have a significant impact upon our overall business, management focus and ongoing cash requirements.  If we fail to properly identify appropriate strategic targets, to negotiate advantageous financial terms, to retain key personnel from acquired companies, or to properly complete and integrate these operations, our business may be adversely affected.

Our customers are on various payment schedules and liquidity may be negatively impacted if payment schedules change or customers are slow to pay.

We have negotiated a variety of payment schedules with customers, and there is no standard for payment cycles in our business.  These payment schedules are likely to change, and we may not be able to negotiate equally favorable payment schedules in the future. Further, we are vulnerable to delays in payments by customers for services rendered or the uncollectibility of accounts receivable.  Either of these factors could have a material adverse effect on our liquidity and working capital position.  We are subject to credit risks from time to time, particularly in the event that any of our receivables represent sales to a limited number of customers.  Failure to properly assess and manage such risks could require us to make accounting adjustments to our revenue recognition policies and our allowance for doubtful accounts.

The value of your investment may be significantly reduced if we cannot fully fund our growth strategy from the net proceeds of the private placement and from projected revenue.

We need to be able to fund the development and growth of our business from existing and projected revenue, along with the net proceeds from our private placements, to operate for the next 12 months as a going concern.  To execute our growth strategy, we expect to need significant further development of both our technology and our marketing infrastructure in existing and new markets.  We have not completely identified all of the development and marketing requirements to successfully execute this strategy.  If funds raised from our private placements and generated on our own are insufficient to fund our operations and to fully implement the actual required development, marketing and expansion activities, we will be required to seek additional capital to fund these activities, and may not be able to continue as a going concern, if we are unable to secure such additional capital.  In addition, our plans or assumptions with respect to our business, operations and cash flow may materially change or prove to be inaccurate.  In this case, we may be required to use part or all of the net proceeds of our private placements to fund such expenses and/or seek additional capital.  This will depend on a number of factors, including, but not limited to:

•	the growth, condition and size of the games and film industries;

•	the rate of growth of customer interest in believable facial animation in their games and films;

•	the rate of market acceptance and new customer acquisition of our products;

•	the rate of new product introduction and uptake by customers;

•	our ability to negotiate favorable pricing and participation terms with customers;

•	our ability to negotiate favorable payment arrangements with customers; and

•	our ability to execute against our growth strategy and manage cash effectively.

If we attempt to raise additional capital, it may not be available on acceptable terms, or at all.  The failure to obtain required capital would have a material adverse effect on our business.  If we issue additional equity securities in the future, you could experience dilution or a reduction in priority of your stock.

Our ability to use net operating loss carryforwards to reduce future years' taxes could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company to use its net operating loss carryforwards in years after an ownership change, which is generally defined as any change in ownership of more than 50% of its stock over a three-year testing period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and/or any change in ownership arising from a new issuance of stock by the company. If, as a result of future transactions involving our common stock, including purchases or sales of stock by 5% stockholders, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to use our net operating loss carryforwards would be subject to additional limitations under Section 382.

Generally, if an ownership change occurs, the annual taxable income limitation on the use of net operating loss carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. Depending on the resulting limitation, a portion of our net operating loss carryforwards could expire before we would be able to use them.

As a result of the exchange transaction on March 10, 2010, we are completing a review of our net operating losses incurred by Image Metrics LTD and Image Metrics CA, prior to the exchange transaction.
Our inability to fully utilize our net operating losses to offset taxable income generated in the future could have a material and negative impact on our future financial position and results of operations.

Risks Related to Our Common Stock

Because we became public through a share exchange transaction (or reverse acquisition), we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with our becoming public through a reverse acquisition. For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

If we do not timely file and have declared effective the initial registration statement required pursuant to our private placement, we will be required to pay liquidated damages.

As part of our private placement, we entered into a registration rights agreement. Under this agreement, we are obligated to file an initial registration statement providing for the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants. Pursuant to the agreement, we agreed to file and have declared effective the registration statement by a certain date. If we do not meet this timeline, we must pay liquidated damages in the amount equal to 2% of the aggregate investment amount per month, subject to a maximum limit of 12% of the aggregate investment amount.

If and when our registration statement becomes effective, a significant number of shares of common stock will be eligible for sale, which could depress the market price of our common stock.

Following the effective date of the registration statement, a significant number of our shares of common stock will become eligible for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell our common stock into the market, subject to certain limitations.

There has been no active public trading market for our common stock.

There is currently no active public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the market value and increase the volatility of your shares of common stock. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The market price of our common stock may be volatile and may decline in value.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks, in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also established an incentive compensation plan for our management and employees. We expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 50.9% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon conversion of our Series A Convertible Preferred Stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We intend to apply for trading our common stock on Nasdaq, although we may not satisfy its eligibility criteria for listing or will ever be listed on Nasdaq.

We intend to apply to list our common stock for trading on the Nasdaq Capital Market.  No assurance can be given that we will satisfy the eligibility criteria or other initial listing requirements, or that our shares of common stock will ever be listed on Nasdaq or another national securities exchange.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional common or preferred stock, your percentage ownership will be reduced, you will experience dilution which could substantially diminish the value of your stock and such issuance may convey rights, preferences or privileges senior to your rights which could substantially diminish your rights and the value of your stock.

We may issue additional shares of common stock for various reasons and may grant stock options to employees, officers, directors and third parties. If we determine to register for sale to the public additional shares of common stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the common stock to decline. One of the factors which generally effects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities during the three months ended March 31, 2010 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period. .

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are currently in default of the $196,000 notes issued between May 2006 and February 2010 by the Company when it operated as International Cellular Accessories.  Upon completion of the share exchange transaction on March 10, 2010, these notes payables entered a default status as a result of the Company having a change of ownership.  As of March 31, 2010, the principal and accrued interest owed on these loans was $221,000.  There were no other defaults upon senior securities during the period ended March 31, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s security holders voted on and approved the exchange transaction with Image Metrics LTD, which occurred on March 10, 2010.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Desciption

2.1
Share Exchange Agreement, dated as of March 10, 2010, between International Cellular Accessories and Image Metrics Limited (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 is incorporated herein by reference).

3.1	Charter of the Company.

3.2	Bylaws of the Company (Exhibit 3.2 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on April 8, 2005 is incorporated herein by reference).

10.1
Form of Private Placement Subscription Agreement to purchase units in Image Metrics, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 is incorporated herein by reference).

10.2	2009 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010 is incorporated herein by reference).*

10.3	2010 Stock Incentive Plan.*

10.4	Form of Nonstatutory Stock Option Agreement Granted Under the 2010 Stock Incentive Plan.*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2010

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Share Exchange Agreement, dated as of March 10, 2010, between International Cellular Accessories and Image Metrics Limited (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 is incorporated herein by reference).

3.1	Charter of the Company.

3.2	Bylaws of the Company (Exhibit 3.2 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on April 8, 2005 is incorporated herein by reference).

10.1
Form of Private Placement Subscription Agreement to purchase units in Image Metrics, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 is incorporated herein by reference).

10.2	2009 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010 is incorporated herein by reference).*

10.3	2010 Stock Incentive Plan.*

10.4	Form of Nonstatutory Stock Option Agreement Granted Under the 2010 Stock Incentive Plan.*

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan or arrangement.