Form 10-Q/A
period 2010-03-31
Image Metrics, Inc.
filed 2010-05-25
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ending on March 31, 2010, filed with SEC on May 24, 2010, for the purposes of adding additional language in the fair value instruments footnote, adjusting the weighted average outstanding common shares used in calculating the net loss per share of common stock and the correction of typographical errors.  This Form 10-Q/A replaces the previous filing in its entirety.

IMAGE METRICS, INC.
MARCH 31, 2010QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

 PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Image Metrics, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	March 31, 2010	September 30, 2009

Assets
Current assets
Cash and cash equivalents	$1,275	$803
Restricted cash	500	100
Accounts receivable	177	422
Prepaid and other current assets	204	256
Total current assets	2,156	1,581

Property and equipment (net)	205	177
Investment in Optasia	729	729

Total assets	$3,090	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,303	$539
Accrued expenses and other current liabilities	918	1,219
Deferred revenue	6,289	8,522
Notes payable	493	830
Warrants Liability	593	-
Total current liabilities	9,596	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	9,596	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 0 shares at March 31, 2010 and September 30, 2009, respectively	16	12
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2010 and September 30, 2009	-	-
Series A Convertible Preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 9,319,098 and 0 shares at March 31, 2010 and September 30, 2009, respectively	7,808	-
Ordinary shares, £0.05 par value. Authorized 10,220,711 shares; issued and outstanding 0 and 2,125,197 shares at March 31, 2010 and September 30,2009, respectively	-	161
A Ordinary shares, £0.05 par value. Authorized 333,863 shares; issued and outstanding 0 and 300,607 shares at March 31, 2010 and September 30,2009, respectively	-	23
Preferred Ordinary Shares, £0.05 par value. Authorized 1,756,254 shares; issued and outstanding 0 and 1,756,254 shares at March 31, 2010 and September 30,2009, respectively	-	5,113
Series B Preferred Ordinary Shares, £0.05 par value. Authorized 3,084,113 shares; issued and outstanding 0 and 2,358,783 shares at March 31, 2010 and September 30,2009, respectively	-	6,412
Additional paid-in-capital	16,300	3,748
Accumulated deficit	(30,370)	(25,983)
Accumulated other comprehensive loss	(260)	(255)
Total shareholders’ deficit	(6,506)	(10,781)

Total liabilities and shareholders’ deficit	$3,090	$2,487

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009

Revenue	$1,575	$167	$3,962	$1,561
Cost of revenues (exclusive of depreciation shown separately below)	(825)	(197)	(1,639)	(632)
Gross profit	750	(30)	2,323	929

Operating expenses
Selling and marketing	490	948	843	1,532
Research and development	227	348	610	736
Depreciation and amortization	49	69	93	135
General and administrative	1,780	831	3,835	1,815
Total operating expenses	2,546	2,196	5,381	4,218

Operating loss	(1,796)	(2,226)	(3,058)	(3,289)

Interest expense	(817)	(129)	(897)	(249)
Foreign exchange gain(loss)	(144)	(166)	(128)	282
Total other income	(961)	(295)	(1,025)	33

Loss before income taxes	(2,757)	(2,521)	(4,083)	(3,256)
Provision for income taxes	-	-	-	-
Net loss	$(2,757)	$(2,521)	$(4,083)	$(3,256)
Basic and diluted net loss per share of common stock	$(0.37)	$(0.67)	$(0.73)	$(0.88)
Weighted average shares used in computing net loss per share of common stock	7,367,156	3,748,848	5,587,988	3,748,848

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	2010	2009
Operating activities:
Net loss	$(4,083)	$(3,256)
Adjustments to reconcile net loss to net cash provided by operating activities:	1,212	62
Changes in assets and liabilities:	(1,473)	1,582
Net cash used in operating activities	(4,344)	(1,612)

Net cash used for investing activities	(116)	(87)

Net cash provided by financing activities	4,965	2,090

Effects of exchange rates on cash and cash equivalents	(33)	(38)
Net increase in cash and cash equivalents	472	353
Cash and cash equivalents, beginning of period	803	108
Cash and cash equivalents, end of period	$1,275	$461

Supplemental disclosure of chas flow information:
Cash paid during the period:
Interest	$102	$57
Income taxes	-	-

Non-cash financing activities:
Conversion of notes payable to Series H Preferred Shares	$5,410	$4,859
Issuance of warrants in connection with convertible notes payable	$50	$-
Beneficial conversion feature in connection with convertible notes payable	$550	$-

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2 Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3 Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable input.

Financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis include the following at March 31, 2010 and September 30, 2009 (in thousands):

	Fair value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2010
Derivative liability - warrants	$-	$-	$593	$593

September 30, 2009
Derivative liability - warrants	$-	$-	$-	$-

The derivative liability - warrants, which is included within other current liabilities, represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that in certain circumstances cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the conversion price then in effect.

There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative using the Black-Scholes model, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, and the risk-free interest rate.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The valuation methodologies used by the Company as described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and six months ended March 31, 2009 (in millions):

Level 3

Balance at September 30, 2008	$-
Issuance of warrants with embedded derivatives
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at March 31, 2009	$-

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and six months ended March 31, 2010 (in millions):

Level 3

Balance at September 30, 2009	$-
Issuance of warrants with embedded derivatives	593
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at March 31, 2010	$593

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

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD.  These options had an initial exercise price of $1.72 but were subject to be reduced based on future equity offerings.  As of March 31, 2010, the unamortized balance of the discount was $85,000.  The Company recognized an expense of $27,000 and $54,000 in the three and six months ended March 31, 2010 associated with these options.  These options were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company.  (See note 5 for further discussion.)

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

11. Subsequent Events
In April 2010, SHV provided Image Metrics with a $400,000 cash advance.  The terms of the $400,000 have not yet been defined.

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