Form 10-Q
period 2010-06-30
Image Metrics, Inc.
filed 2010-09-17
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐ Not applicable ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of September 17, 2010, there were 15,869,277 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

IMAGE METRICS, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

 PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Image Metrics, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	June 30, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$262	$803
Restricted cash	100	100
Accounts receivable	350	422
Prepaid and other current assets	259	256
Total current assets	971	1,581

Property and equipment (net)	192	177
Investment in Optasia	-	729
	192	906
Total assets	$1,163	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,296	$539
Accrued expenses and other current liabilities	751	1,219
Deferred revenue	6,083	8,522
Notes payable	1,179	830
Notes payable to related party	650	-
Warrants Liability	-	-
Total current liabilities	9,959	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	9,959	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 11,851,637 shares at June 30, 2010 and September 30, 2009, respectively	16	12
Series A Convertible Preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 9,371,098 and 0 shares at June 30, 2010 and September 30, 2009, respectively	7,858	-
Additional paid-in-capital	16,315	15,445
Accumulated deficit	(32,733)	(25,983)
Accumulated other comprehensive loss	(252)	(255)
Total shareholders’ deficit	(8,796)	(10,781)

Total liabilities and shareholders’ deficit	$1,163	$2,487

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009

Revenue	$926	$176	$4,887	$1,737
Cost of revenue (exclusive of depreciation shown separately below)	(722)	(874)	(2,361)	(1,506)
Gross profit (loss)	204	(698)	2,526	231

Operating expenses
Selling and marketing	399	667	1,242	2,199
Research and development	323	342	934	1,077
Depreciation and amortization	51	36	143	171
General and administrative	1,598	601	5,433	2,417
Total operating expenses	2,371	1,646	7752	5,864

Operating loss	(2,167)	(2,344)	(5,226)	(5,633)

Interest income (expense)	540	(95)	(323)	(344)
Optasia investment impairment	(729)	-	(729)	-
Foreign exchange gain (loss)	(1)	(124)	(163)	158
Total other expense	(190)	(219)	(1,215)	(186)

Loss before provision for income taxes	(2,357)	(2,563)	(6,441)	(5,819)
Provision for income taxes	-	-	-	-
Net loss	$(2,357)	$(2,563)	$(6,441)	$(5,819)
Basic and diluted net loss per share of common stock	$(0.15)	$(0.22)	$(0.54)	$(0.49)
Weighted average shares used in computing net loss per share of common stock	15,869,277	11,851,637	11,917,141	11,851,637

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Nine months ended June 30,
	2010	2009
Operating activities:
Net loss	$(6,441)	$(5,819)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	143	171
Stock-based compensation	214	16
Non-cash interest expense	211	264
Foreign currency transaction loss (gain)	163	(158)
Changes in assets and liabilities:
Accounts receivable	(64)	(781)
Prepaid expenses, other current and other non-current assets	726	2
Deferred revenue	(2,304)	4,306
Accounts payable	758	(99)
Accrued expenses and other liabilities	(468)	(482)
Total adjustments	(621)	3,240
Net cash used for operating activities	(7,062)	(2,580)

Investing activities:
Purchase of fixed assets	(158)	(131)
Net cash used for investing activities	(158)	(131)

Financing activities:
Proceeds from exercise of stock options	2	-
Payments on nonconvertible notes	(274)	(754)
Payments on convertible notes	(400)	-
Proceeds from issuance of convertible notes	4,575	2,224
Proceeds from sale of stock	2,893	1,553
Payment of debt issuance costs	(80)	-
Net cash provided by financing activities	6,716	3,023

Effects of exchange rates on cash and cash equivalents	(37)	(67)
Net increase (decrease) in cash and cash equivalents	(541)	246
Cash and cash equivalents, beginning of period	803	108
Cash and cash equivalents, end of period	$262	$354

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$112	$80
Income taxes	-	-

Non-cash financing activities:
Conversion of notes payable to Series APreferred Shares	$5,462	$4,859
Issuance of warrants in connection with convertible notes payable	$63	$-
Beneficial conversion feature in connection with convertible notes payable	$550	$-

See notes to condensed consolidated financial statements.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Nature of Business

Image Metrics, Inc. is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Any references to the “Company” or “Image Metrics” are to Image Metrics, Inc. and its consolidated subsidiary.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant operating losses and has accumulated a $32.7 million deficit as of June 30, 2010. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of its results of operations.

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009, the Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2010, our results of operations for the three and nine months ended June 30, 2010 and 2009, and our cash flows for the nine months ended June 30, 2010 and 2009. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

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

Reverse Merger

On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”), in exchange for 11,851,637 shares of our common stock, par value $.001 per share. In the merger, we exchanged 11,851,637 shares of our common stock, par value $.001 per share for all of the outstanding share capital of Image Metrics LTD comprised of 2,125,197 shares of ordinary stock, 300,607 A ordinary stock, 1,567,178 preferred ordinary stock and 2,725,633 series B preferred ordinary stock.  As a result, Image Metrics LTD is now our wholly-owned subsidiary. The transaction is referred to in this quarterly report on Form 10-Q as the exchange transaction.

Prior to the exchange transaction, the Company was named International Cellular Accessories (“ICLA”). ICLA did not have any operations and had nominal assets.  Subsequent to the exchange transaction, the former Image Metrics LTD shareholders held a majority of the voting interest in the Company.  Therefore, the exchange transaction was determined to be the merger of a private operating company, Image Metrics, LTD, into a public non-operating shell, ICLA.  Accordingly, the Company accounted for the exchange as a capital transaction in which Image Metrics LTD issued stock for the net monetary assets of the Company accompanied by a recapitalization.  The pre-acquisition financial statements of the accounting acquirer, Image Metrics LTD, became the historical financial statements of the combined companies.  These historical consolidated financial statements of the Company do not include the operations of International Cellular Accessories (“ICLA”) prior to March 10, 2010, but only reflect the operations of Image Metrics LTD and its subsidiary.  Additionally, the Company’s pre-exchange transaction equity has been restated to reflect the equivalent number of common shares of the Company received by Image Metrics LTD shareholders in the exchange transaction, with differences between the par value of the Company and Image Metrics LTD’s stock recorded as an adjustment to additional paid in capital. Upon the exchange transaction, the Company adjusted its capitalization to reflect the legally issued and outstanding shares existing pursuant to the exchange.

Concentration of Credit Risk

The Company’s largest single customer accounted for 65% and 79% of total consolidated revenue for the nine months ended June 30, 2010 and 2009, respectively.  Whereas this customer did not account for any significant amount of revenue during the three months ended June 30, 2010 and 2009.   The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of June 30, 2010 and September 30, 2009, the Company did not have any outstanding accounts receivable from this customer.

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

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or the Company’s best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of the this Form 10-Q.

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

Impact of Recently Issued Accounting Standards

There were no accounting pronouncements adopted by the Company or issued during the three months ended June 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

2.	Cost Method Investments

As of September 30, 2009, the Company maintained a long-term investment in its previously wholly-owned subsidiary, Optasia Medical, Ltd. (“Optasia”).  In October 2006, the Company sold the subsidiary to a group of investors which was led by the Company’s largest investor, Saffron Hill Ventures.  Upon the sale of Optasia, the Company retained 34% ownership in Optasia.  The Company did not have the ability to exert “significant influence” as defined by ASC 323 “Investments- Equity methods and Joint Ventures” and accounted for the investment on the cost method.   The investment is reviewed periodically for indicators of impairment and, if indentified as having such indicator(s), would be subject to further analysis to determine if the investment is other-than-temporarily impaired.

3.	Optasia Investment Impairment

On July 31, 2010, Optasia was placed into Administrative Receivorship in the United Kingdom.  Optasia was subsequently sold by the Administrator to Saffron Hill Ventures for an undisclosed amount.  The sale eliminated any remaining ownership the Company had in Optasia.  During the third quarter of 2010, the Company wrote off its investment in Optasia resulting in the Company recording a loss on investment of  $729,000.

4.	Fair Value Measurements

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

For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.  The fair-value of long-term debt is estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing without a quoted market price.  No fair value has been included for the cost method investment, as the Company was unable to determine a reliable and practicable valuation to adequately value the development stage investee because it has uncertainties about its ultimate growth potential and viability.  During this quarter, the cost basis was evaluated for impairment and was determined to be fully impaired.  The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 4 for further details on the Company’s debt:

	June 30, 2010		September 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$1,241	$1,239	$956	$948
Current portion of notes payable to related party	650	650	-	-
Noncurrent portion of notes payable	-	-	114	112
Noncurrent portion of notes payable to related party	-	-	2,077	1,734
	$1,891	$1,889	$3,147	$2,794
Discount on notes payable	(62)		(159)
	1,829	1,889	2,988	2,794

5.	Notes Payable

Q3 2010 Bridge Loan

During the third quarter of 2010, the Company established a $1.5 million credit facility (“Q3 2010 Bridge Loan”).  As of June 30, 2010, the Company had issued $1.4 million in promissory notes under this credit facility, including $0.6 million issued to Saffron Hill Ventures Guernsey LTD.  The payment of the promissory notes and the Company’s obligations thereunder are not secured by any collateral.  The promissory notes bear interest at 10% per annum and mature at the earlier of February 24, 2011 or such date the Company completes a private placement of units consisting of one share of the Company’s series A convertible preferred stock and a detachable warrant to purchase one-half share of its common stock (an “Offering”); provided that, at any closing of an Offering, not more than 50% of the closing net proceeds will be repaid to any lender before a minimum of $2,500,000 in aggregate net proceeds have been raised by the Company.  Upon the Company completing an Offering, the holders of these notes have the option to convert the principal and accrued interest into the Offering at the price of $1.00.  In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum and the promissory notes will be convertible into common stock of the Company at a conversion price of $0.50 per share.   The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.  The holders of the notes also received warrants to purchase 420,000 shares of the Company’s common stock at $1.50 per share and have expiration dates between May and July 2014.  The Company, though the use of the Black-Scholes option pricing method, assigned a fair value of $12,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.  As of June 30, 2010, the Company had accrued interest related to these notes in the amount of $10,000 and had recognized interest expense for the three months ended June 30, 2010 of $14,000. As of June 30, 2010, the unamortized balance of the discount was $8,000.

ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $196,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  We are currently in default of these convertible notes.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership.  The interest rate on the notes did not change upon default.  As of June 30, 2010, the principal and accrued interest owed on these loans was $222,000.

Saffron Hill Ventures II 2009 Loan

On April 27, 2009, Image Metrics LTD signed a loan agreement with its largest shareholder, Saffron Hill Ventures (“SHV”) in the amount of $1,200,000. The loan bore interest at 6.0% plus the Bank of England base rate.  The effective interest rate as of March 10, 2010 was 6.5%.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 5 for further discussion.)

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

Saffron Hill Ventures Loans

Between July 2005 and April 2008, Image Metrics LTD signed three loan agreements with Saffron Hill Ventures Limited Partnership (“SHVLP”). The loan facilities’ available amounts were £450,000, £1,000,000 and £1,500,000 with the proceeds to be used for general working capital.  The £450,000 loan bore interest at LIBOR plus 2%, and the other loans bore interest at LIBOR plus 8%.

The loan for £450,000 had beneficial contingent conversion rights, whereby the loan could be converted into equity of Image Metrics LTD at a discount.  The contingency was based upon the Company completing a successful equity offering which raises at least £100,000.  The conversion price would have been equal to 80% of the share price in the offering.  Upon receiving proceeds from the loan, the Company recorded a discount on the note equal to the intrinsic value of the beneficial conversion rights in the amount of $222,000. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company did not recognize this discount into earnings as the contingency had not been removed.

On October 27, 2008, Image Metrics LTD converted the loans from SHVLP into series B preferred ordinary shares of Image Metrics LTD’s stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction.  (See notes 1 and 5 for further discussion.)

ETV Capital 2008 Loan

On March 3, 2008, Image Metrics LTD signed a loan agreement with ETV Capital, Inc. (“ETV”). The loan facility was for a maximum of $1,000,000 with the proceeds to be used for general working capital.  The loan is to be paid in equal installments commencing July 2008 and continuing through December 31, 2010 at a fixed interest rate of 11.43%.  The loans are secured by a first priority security interest in all assets of Image Metrics LTD.

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

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The fair value assigned to the warrants was equal to $102,000 and was recorded as a discount to the loan.  The discount is being amortized over the term of the loan.  As of June 30, 2010, the unamortized balance of the discount was $1,000 and $18,000 as of September 30, 2009.  The Company recognized $5,000 and $12,000 of interest expense for the three months ended June 30, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $3,000 and $13,000 of interest expense for three months ended June 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.  The Company recognized$18,000 and $40,000  of interest expense for the nine months ended June 30, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $14,000 and $42,000 of interest expense for nine months ended June 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD.  These options had an initial exercise price of $1.72 which was subject to reduction based on future equity offerings.  As of June 30, 2010, the unamortized balance of the discount was $61,000.  The Company recognized an interest expense of $27,000 and $80,000 in the three and nine months ended June 30, 2010, respectively, associated with these options.  These options were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company.  (See note 5 for further discussion.)

Royal Bank of Scotland Loan

In January 2002, Image Metrics LTD obtained a bank loan for £250,000. The loan bore interest at 2.5% per annum.  The loan was guaranteed under the Small Firms Loans Guarantee Scheme in the United Kingdom. The loan was paid off in February 2010.

6.	Shareholders’ Equity

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

March 2010 Private Equity Offering

On March 10, 2010, the Company closed the first round of a private equity offering.  The Company sold 8,394,098 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock at an exercise price of $1.50 per share, for $8.0 million gross proceeds.  The $8.0 million included the conversion of $5.41 million of its notes payable. The proceeds from the first close were reduced by $0.46 million for transaction costs, which primarily consist of legal fees and broker commissions and $0.47 million for debt repayments, yielding net proceeds of $1.66 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was based on an enterprise valuation performed by the Company as described under “Warrant Liability” in this footnote.

Simultaneously with the close of the private equity offering, Image Metrics LTD exchanged all of its outstanding equity for 11,851,637 shares of the Company.  As a result, Image Metrics LTD became a wholly-owned subsidiary of the Company.

In connection with the exchange transaction, Saffron Hill Ventures and other potential investors provided Image Metrics LTD with bridge financing.  The bridge financing provided working capital while Image Metrics LTD worked to complete the private equity offering.  On January 10, 2010, Image Metrics LTD established a credit instrument in the amount of $2,000,000 in 10% Unsecured Convertible Notes.

The interest paid on the 10% Unsecured Convertible Notes was 4% of the total principal of $2.0 million.  The note holders also received warrants to purchase 663,000 shares of common stock of the Company.  210,600 warrants of the total issued warrants were issued to Saffron Hill Ventures.  Each warrant provides the holder the right to purchase one share of the Company’s common stock at $1.50 per share.   The Company assigned a value of $0.08 to the warrants, based on an enterprise valuation performed by the Company, and recorded an interest expense of $50,000 during the three and nine months ended June 30, 2010 associated with these warrants.

$1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

On March 26, 2010, the Company closed the second round of its private equity offering.  The Company sold 925,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock, for $0.93 million in gross proceeds.  The proceeds from the second close were reduced by $0.07 million for broker commission and expenses yielding net proceeds of $0.86 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.

Warrant Liability

In Q2 and Q3 2010, in connection with the issuance of the Company’s bridge loans and private placements, the Company issued warrants to purchase 8,136,698 shares of common stock at an exercise price of $1.50 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur between March and June 2014.  The warrants were recorded as a warrant liability on the balance sheet. The warrant liability fair value was determined at time of each issuance.  The fair value was determined using the Black-Scholes option pricing model. The warrant liability are revalued at the end of  each reporting period to fair value using the Black-Scholes option pricing model with any changes being recorded to the interest expense in the period the change occurs.

The fair value of the warrants as of June 30, 2010 was determined to be de minimus, and the value as March 31, 2010 was estimated to $0.59 million. The following assumptions were used to estimate the fair value of the warrants as of March 31 and June 30, 2010:

	March 30, 2010 (1)	June 30, 2010 (2)
Common stock fair value	$0.38	$0.04
Volatility	49%	54%
Contractual term (years)	4	3.75
Risk-free rate	2.1%	1.0%
Expected dividend yield	0.0%	0.0%

(1)
Common stock fair value at March 31, 2010 was determined by management using a third party appraisal.  The valuation methodology was based on the Market Approach and the Option Pricing Method of equity allocation to determine the fair value of the Company's stock.  The revenue multiple utilized under the Market Approach was based on peer companies in our industry and applied against the Company's forecasted revenues.

(2)
Common stock fair value at June 30, 2010 was calculated by management using the Market Approach. The revenue multiple utilized under the market Approach was based on peer companies in our industry and applied against the Company's forecasted revenue.

During the three months and nine months ended June 30, 2010, the Company recorded interest expense of $0.01 million and $0.60 million, respectively, for these warrants.

SEC Registration rights

As part of the March 2010 private equity offering, the Company committed to meeting certain SEC registration requirements, among them was to file a Form S-1 by June 9, 2010.  If the Company fails to meet any of these obligations, the Company could be required to pay damages of $178,000 (2% of the aggregate offering price) per month up to 12% until the default is cured.  These damages can be waived if the Company's Board of Directors determines the Company's management has exerted its best efforts to meet the requirements.

In May 2010, the Company’s Board of Directors granted the Company an indefinite waiver of its obligations to meet its requirement to file a Form S-1.  In addition, in August 2010, the Board of Directors granted the Company a waiver of its obligation to meets its requirement to file Form 8-Ks and a Form 10-Q for the period ended June 30, 2010.  As a result of these waivers, the Company is not subject to pay its investors any damages; therefore, the Company has not recorded any liabilities for such damages.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,583 preferred shares of the Company at an exercise price of $1.50.  As of June 30, 2010, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.  The remaining discount associated with these warrants will continue to amortize over the remaining period of the loan. (See note 4 for additional discussion.)

7.	Comprehensive Loss

The table below reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,357)	$(2,563)	$(6,441)	$(5,819)
Foreign currency translation adjustments	9	32	4	30
Comprehensive loss	$(2,348)	$(2,531)	$(6,437)	$(5,789)

8.	Net Loss per Common Stock

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 2010, shares of potential common stock of approximately 9.4 million  and 8.2 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended June 30, 2009, the Company did not have any potential common stock that was considered anti-dilutive.

9.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $167,000 and $478,000 for the three and nine months ended June 30, 2010, respectively, and $171,000 and $443,000 for the three and nine months ended June 30, 2009, respectively. The Company is committed under operating leases with terminations through 2013 and has the option to renew for five years. The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2010 (July to Sept. 2010)	$123
2011	502
2012	519
2013	225
Thereafter	-
Total future minimum lease payments	$1,369

Letter of Credit

In connection with one of its office space leases, the Company has fulfilled its security deposit requirement with an irrevocable standby letter of credit.  At June 30, 2010 and 2009, the value of the letter of credit was $100,000.  Under the terms of the lease, the security deposit requirement is reduced by $20,000 on the anniversary date of each lease year through the lease end date.  There is an annual fee of 0.25% payable on the available balance of the letter of credit.  The letter of credit expires on March 31, 2011. The letter of credit was undrawn at March 31, 2010 and 2009.  Under the terms of this arrangement, the Company is required to maintain on deposit with the bank a compensating balance in the form of a certificate of deposit equal to the amount of the standby letter of credit.  At June 30, 2010 and September 30, 2009, the certificate of deposit is included in restricted cash.

10.	Business Segment Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe	$253	$156	$3,709	$1,632
North America	673	20	1,178	105
Total revenue	$926	$176	$4,887	$1,737

The following table summarizes net loss by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe	$(1,191)	$(858)	$(736)	$(772)
North America	(1,166)	(1,705)	(5,704)	(5,047)
Total net loss	$(2,357)	$(2,563)	$(6,441)	$(5,819)

The following table summarizes interest expense, depreciation and loss on investment by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe
Interest income (expense)	554	(95)	429	(344)
Depreciation	(10)	(18)	(30)	(58)
Optasia investment impairment	(727)	-	(727)	-
North America
Interest Expense	(14)	-	(752)	-
Depreciation	(41)	(18)	(113)	(113)
Optasia investment impairment	(2)	-	(2)	-

11.	Related Party Transactions

During the three and nine months ended June 30, 2010 and 2009, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Ltd. The value of services provided by Optasia was $6,000 and $13,000 during the three and nine months ended June 30, 2010, respectively, and $6,000 and $13,000 during the three and nine months ended June 30, 2009, respectively. The Company did not have any amount due to Optasia as of June 30, 2010.

During the three and nine months ended June 30, 2010, the Company incurred interest expense of $7,000 and $114,000, respectively, related to notes payable to SHV, its largest shareholder.  During the three and nine months ended June 30, 2009, the Company did not incur any interest expense, related to notes payable to SHV, its largest shareholder.  The Company had accrued interest payable to SHV of $7,000 and $27,000 as of June 30, 2010 and September 30, 2009, respectively.

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

During the three months ended June 30, 2010, the Company received loan proceeds in the amount of $0.65 million from its largest shareholder, SHV.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $500,000 of Series A Convertible Preferred Stock and warrants.  (See notes 5 and 6 for further discussion.)

12.	Subsequent events

Q3 2010 Private Equity Offering

On July 27 and August 31, 2010, the Company closed two rounds of a private equity offering.  The Company sold 859,438 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock at an exercise price of $1.50 per share, for $0.85 million in gross proceeds.  The $0.85 million in gross proceeds included the conversion of $0.45 million of its notes payable.  The proceeds from this offering were reduced by $142,000 for transaction costs, which primarily consisted of legal fees and broker commissions, yielding net proceeds of $258,000.

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

Private Individual Secured Convertible Loan

On September 9, 2010, the Company entered into a secured convertible loan with a private individual.  The facility is for a maximum of $2.6 million, of which $1.1 million was drawn down by the Company subsequent to June 30, 2010.  The debt bears interest at 13.5% per year and matures on January 31, 2011 or, in the event that a subsequent financing is consummated, then the maturity date will be the earliest maturity date of any indebtedness incurred in the subsequent financing.

The loans are secured by a first priority security interest in all assets of Image Metrics. The debt is convertible at the option of the holder into common stock of the Company at a conversion price equal to $1.00 per share.

In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum. The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.

Resignation of Michael Starkenburg as Chief Executive Officer and Director

On September 7, 2010, Michael Starkenburg, CEO and a director of Image Metrics notified the Company of his resignation from the Company effective September 10, 2010. Mr. Starkenburg’s resignation did not arise from any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Starkenburg does not serve on any committees of the Company’s board of directors.

Appointment of Robert Gehorsam as Chief Executive Officer

The Company’s board of directors have appointed Robert Gehorsam, age 55, as the new CEO and director of the Company effective September 10, 2010.  See the Company’s Form 8-K filed September 13, 2010 for additional information.

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

•
the factors set forth under the caption “Risk Factors” in Part II, Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the Securities and Exchange Commission (the “SEC”).

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

Introduction

The following discussion should be read in conjunction with the information included within our Audited Financial Statements for the years ended on September 30, 2009 and 2008 included as an exhibit in our Form 8-K/A filed with the SEC on April 14, 2010, and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Description of Our Company and Predecessor

We were incorporated in the State of Nevada on October 6, 2004.  We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  In March 2005, we filed a registration statement with the SEC, which became effective in May 2005, and we became a publicly-reporting and trading company.  Our cellular accessories business was discontinued in 2006 and we were inactive through March 10, 2010, though we continued to timely file our periodic reports with the SEC.

On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”).  As a result of the exchange offer, the Company is engaged in the business of providing technology-based facial animation solutions to the interactive entertainment industry.  Effective March 10, 2010, we changed our corporate name to Image Metrics, Inc.  The term “Image Metrics” refers to Image Metrics LTD prior to March 10, 2010, and Image Metrics, Inc. as of and after such date.

Executive Overview

Image Metrics Inc., a Nevada corporation, is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe we are the leader in the field of facial animation in terms of quality, cost and completion time.  In many contexts, we believe that we are able to accomplish what other providers simply cannot.  Examples of our notable and innovative facial animation projects include the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks, 2009 “Grand Theft Auto IV” video game, which generated over $500 million in sales in its first week, the 2009 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Oscars including one for achievement in visual effects, and the 2009 Black Eyed Peas’ Boom Boom Pow music video, which earlier this year won the Grammy Award for best short form music video.

Image Metrics was founded in 2000 and has more than 60 man-years -  and $14.0 million -  invested in our computer vision based software.  We derive our revenues from the sale of consulting services, model building, character rigging and animation services. Our key intellectual property consists of one patent registered in the United States, four additional patents in process, the identification of 16 potential new patents, and significant well-documented trade secrets.  We are continually updating our software and are prosecuting a roadmap of technology innovations.  Prior to 2009, our corporate emphasis was on developing technology rather than sales.  In 2009, our current management assumed their positions and, in 2009, a growth plan was implemented that included our recently installed sales force and becoming a public company.

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

Total revenue during the third quarter of fiscal 2010 was $0.9 million up from $0.2 million in the same period of fiscal 2009. Total revenue during the first nine months of fiscal 2010 was$4.9 million up from $1.7 million in the same period of fiscal 2009. The increases in revenue are the result of increased demand for our services and expansion of our customer base.

Gross margin was 22% for the third quarter of fiscal 2010, compared to -396% for the same prior year quarter.  The marked improvement is a result of increased number of projects completed in the third quarter of 2010.  During the three months ended June 30, 2009, we had a minimal amount of work and as a result experienced significant under utilization of our labor that comprises our cost of revenue.  The gross margin was 52% for the first nine months of fiscal year 2010 compared to 13% for the first nine months of fiscal year 2009.  The improvement during the nine months ended June 30, 2010 is the result of the implementation of better pipeline process management and higher number of projects that increased our labor utilization.

Cash flows used for operations were $7.1 million for the first nine months of fiscal 2010, compared to $2.6 million in the same period of fiscal 2009. The decrease in cash flows from operations was primarily the result of a decrease in deferred revenue, partially offset by increased accounts payable. Cash flows from financing activities was $6.7 million for the first nine months of fiscal 2010, compared to $3.0  million for the same period in 2009.  Increased cash flows were from additional debt and equity financings.

Impact of Recently Issued Accounting Standards

There were no accounting pronouncements adopted by the Company or issued during the three months ended June 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

Critical Accounting Policies

A summary of our significant accounting policies are disclosed in Note 1 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

For sales that involve the delivery of multiple elements, we  allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and third party evidence at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a stand-alone basis or our best estimate of the selling price for that unit of accounting.

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

For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either Black-Scholes-Merton option pricing model, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months and nine months ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	3 months ended June 30,				9 months ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$926	100%	$176	100%	$4,887	100%	$1,737	100%
Cost of revenue (exclusive of depreciation shown separately below)	(722)	(78%)	(874)	(497%)	(2,361)	(48%)	(1,506)	(87%)
Gross Profit	204	22%	(698)	(397%)	2,526	52%	231	13%

Operating Expenses
Selling & Marketing	399	43%	667	379%	1,242	25%	2,199	127%
Research & Development	323	35%	342	194%	934	19%	1,077	62%
Depreciation	51	6%	36	20%	143	3%	171	10%
General & Administrative	1,598	173%	601	341%	5,433	111%	2,417	139%
Total Operating Expenses	2,371	256%	1,646	935%	7,752	159%	5,864	338%

Operating loss	(2,167)	(234%)	(2,344)	(1,332%)	(5,226)	(107%)	(5,633)	(324%)

Interest income (expense)	540	58%	(95)	54%	(323)	(7%)	(344)	(20%)
Optasia investment impairment	(729)	(79%)	-	0%	(729)	(15%)	-	0%
Foreign exchange gain (loss)	(1)	0%	(124)	70%	(163)	(3%)	158	9%
Total other expense	(190)	(21%)	(219)	(124%)	(1,215)	(25%)	(186)	(11%)

Income before taxes	(2,357)	(255%)	(2,563)	(1,456%)	(6,441)	(132%)	(5,819)	(335%)
Income Taxes	-	0%	-	0%	-	0%	-	0%
Net Loss	$(2,357)	(255%)	$(2,563)	(1,456%)	$(6,441)	(132%)	$(5,819)	(335%)

Total revenue for the three months ended June 30, 2010 increased by 426 % at $0.93 million, compared to $0.18 million in the three months ended June 30, 2009. Total revenue for the nine months ended June 30, 2010 increased by 181% at $4.89 million, compared to $1.74 million in the nine months ended June 30, 2009.  The increase was primarily the result of the Company’s expansion of its customer base and increased customer demand.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 17%, or $0.15 million, to $0.72 million for the three months ended June 30, 2010, from $0.87 million for the three months ended June 30, 2009.  This decrease was the result of better management of animation service focused labor, including more inefficient scheduling of resources in alignment with customer needs.

Costs of revenue, excluding depreciation and amortization, increased by 57%, or $0.85 million, to $2.36 million for the nine months ended June 30, 2010, from $1.51 million for the nine months ended June 30, 2009.  Cost of revenue increase was the result of an increase in number of projects and service deliverables. Our profit margin increased significantly for the nine months ended June 30, 2010 to 52% from 13% for the nine months ended June 30, 2009.  This improvement is attributable to improved processes on managing our process pipeline and project scheduling as well as gaining efficiencies when removing the excess capacity from our pipeline.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 40%, or $0.27 million, to $0.40 million for the three months ended June 30, 2010 from $0.67 million for the three months ended June 30, 2009.   The lower expenses were directly attributable to fewer sales personnel.

Sales and marketing expenses decreased 44%, or $0.96 million, to $1.24 million for the nine months ended June 30, 2010 from $2.20 million for the nine months ended June 30, 2009.  The decreases are the result of our expenditures during the periods ending June 30, 2009 for market analysis, market research and market development.  We put a high emphasis during the fiscal year 2009 in developing our market presence to expand our customer base.

As a percentage of revenue, sales and marketing expenses for the three months ended June 30, 2010 decreased by 336% compared to the three months ended June 30, 2009 and decreased by 101% for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.  The decrease compared to revenue is a direct result of more projects from an expanded customer base being completed during the three months ended June 30, 2010 compared to the three months ended March 3, 2009.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses stayed consistent at $0.32 million for the three months ended June 30, 2010 compared to $0.34 million for the three months ended June 30, 2009.  Research and development expenses decreased 13%, or $0.15 million, to $0.93 million for the nine months ended June 30, 2010 from $1.08 million for the nine months ended June 30, 2009. The decreases were attributable to fewer employees and a reduction in incentive compensation for the remaining personnel. As a percentage of revenue, research and development expenses decreased by 159% for the three months ended June 30, 2010 from June 30, 2009.  This decrease compared to revenue is a direct result of our continued service revenue growth.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses remained consistent at approximately $0.05 million for the three months ended June 30, 2010 and 2009 and $0.20 million for the nine months ended June 30, 2010 and 2009.

 As a percentage of revenue, depreciation expense decreased to 6% for the three months ended June 30, 2010 from 20% for the three months ended June 30, 2009 and decreased to 3% for the nine months ended June 30, 2010 from 10% for the nine months ended June 30, 2009.  This decrease compared to revenue is a direct result of our continued service revenue growth and minimal capital expenditures during the nine months ended June 30, 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses increased 166%, or $1.00 million, for the three months ended June 30, 2010 from $0.60 million for the three months ended June 30, 2009.   The majority of the increased expenses were from increased number of personnel resulting in higher payroll by $0.50 million, increased stock compensation of $0.02 million, professional fees that increased by $0.30 million and were primarily incurred for debt and equity financing and preparation and review of SEC filings.  Other increases include rent, travel and information technology services that, combined, accounted for $0.15 million.

General and administrative expenses for the nine months ended June 30, 2010 increased 125%, or $3.02 million, from $2.42 million for the nine months ended June 30, 2009.  The increased expenses were from increased number of personnel resulting in higher base payroll and incentive compensation by $0.97 million, increased stock compensation of $0.19 million, professional fees that increased by $1.5 million and were primarily incurred for the exchange transaction, debt and equity financing and audits. Other increases include rent, travel and information technology services that, combined, accounted for $0.19 million.  Increased expenses were partially offset by lower office supply and general expenses.

Interest Income (Expense)

Interest income and expense is from our notes payable. As a result of a decrease of $0.60 million in the value of our warrant liability as of June 30, 2010, we recorded net interest income for the three months ended June 30, 2010 of $0.54 million compared to interest expense of $0.09 million in the three months ended June 30, 2009. Net interest expense for the nine months ended June 30, 2010 decreased 6% to $0.32 million compared to $0.34 million in the nine months ended June 30, 2009. The interest income from the change in the warrant liability was partially offset by the beneficial conversion feature related to the bridge loan issued in Q2 2010 that had a value of $0.55 million and was recorded to interest expense during Q2 2010.

As a result of the Company defaulting on certain notes payable issued between October 2006 and February 2010, all outstanding amounts related to these notes payable became immediately payable.  As such, we have classified all these notes payable as current on our Balance Sheet.  These notes continue to accrue interest at 5% per year until paid in full.

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation expense decreased 99% to $0.01 million during the three months ended June 30, 2010 compared to $0.12 million during the three months ended June 30, 2009.  The decrease is primarily attributable to fewer expenses and sales transactions based in British pounds. We had a foreign currency translation loss of $0.16 million for the nine months ended June 30, 2010 which was an increased expense of $0.32 million compared to the foreign exchange gain of $0.16 million we had for the nine months ended June 30, 2009.  The variance was the result of fluctuations in exchange rates.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity transactions.  At June 30, 2010, we had $0.4 million in cash.

Net cash used in operating activities for the nine months ended June 30, 2010 and 2009 was $6.44 million and $2.58 million, respectively.  Our net loss of $6.44 million in the nine months ended June 30, 2010, was partially adjusted for noncash interest of $0.64 million, stock compensation expense of $0.21 million, and foreign currency transaction loss of $0.16 million.  Operating cash flows were negatively impacted by a $2.30 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer.  Operating cash outflows were offset by increased accounts payable of $0.76 million.

Net cash used for investing activities for the nine months ended June 30, 2010 and 2009 was $0.2 million, and $0.1 million, respectively.  The primary purchases for June 30, 2010 and 2009 consisted of computer equipment and software.

Net cash provided by financing activities was $6.7 million and $3.0 million for the nine months ended June 30, 2010 and 2009, respectively.  The net cash provided from financing activities during the nine months of 2010, was from the issuance of convertible notes, in the amount of $4.6 million, and $2.9 million received from the sale of stock.  These cash receipts were partially offset from payments on convertible and nonconvertible notes totaling $0.8 million, and restriction of cash and the issuance of debt costs totaling $0.2 million.  The net cash provided from financing activities in June 30, 2009, included proceeds from the sale of stock and issuance of debt totaling $3.8 million, which was partially offset by payments on nonconvertible notes for $0.8 million.

We have certain notes payable that are in default, these notes payable have not had an adverse impact on our ability to secure additional debt or equity financing and we do not anticipate the defaults on these notes payable to restrict our ability to secure additional financing in the future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Cash Requirements

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including selling equity and seeking additional loans, to meet our expected capital expenditure and working capital needs for the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

Approximately 23% of our expenses were denominated in currencies other than the U.S. dollar for the nine months ended June 30, 2010 and 2009.   We are maintaining a market presence in the UK and throughout Europe.  As a result, fluctuations in the values of the currencies in which we generate revenue and incur expenses could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the nine month ended June 30, 2010, we had foreign currency transaction losses of $0.16 million while we had foreign currency transaction gains of $0.16 million during the nine months ended June 30, 2009.  The variance was a result of significant fluctuations in the exchange rate between the British pound and the US dollar.  As a result of the constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

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

We have incurred significant operating losses and have an accumulated deficit of $32.7 as of June 30, 2010.  We incurred a loss from operations of $5.2 million during the nine months ended June 30, 2010, and expect to continue operating at a loss for some period of time.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.

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

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 75% of our revenue for nine months ended June 30, 2010 resulted from sales to two customers (Take-Two Interactive Software, Inc. and Activision), and 89% of our revenue for the nine months ended June 30, 2009 resulted from sales to three customers (including Take-Two Interactive and Sony Entertainment).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

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

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management.  The industry is characterized by heavy reliance on software and computer graphics engineers.  We must, therefore, attract leading technology talent both as full-time employees and as collaborators, to be able to execute our business strategy.  Presently, our key senior management and key personnel are Robert Gehorsam, Chief Executive Officer, Ron Ryder, Chief Financial Officer, Brian Waddle, Executive Vice President, and Kevin Walker, Ph.D., Chief Technology Officer.

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

Following the effective date of the registration statement, a significant number of our shares of common stock will become eligible for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of nine months may, upon filing a notification with the SEC on Form 144, sell our common stock into the market, subject to certain limitations.

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

Our executive officers and directors beneficially own as a group approximately 52.0% of our outstanding shares of common stock, inclusive of shares of common stock issuable upon conversion of our Series A Convertible Preferred Stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 52,000 shares of series A Convertible Preferred stock during the three months ended June 30, 2010 that were not previously reported in a Current Report on Form 8-K.  We did not repurchase any securities during that period.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are currently in default of the $196,000 notes issued between May 2006 and February 2010 by the Company when it operated as International Cellular Accessories.  Upon completion of the share exchange transaction on March 10, 2010, these notes payables entered a default status as a result of the Company having a change of ownership.  As of June 30, 2010, the principal and accrued interest owed on these loans was $222,000.  There were no other defaults upon senior securities during the period ended June 30, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date: September 15, 2010

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