Form 10-K/A
period 2009-12-31
Image Metrics, Inc.
filed 2010-11-03
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-123092

IMAGE METRICS, INC.
(formerly known and filed as International Cellular Accessories)
(Exact name of registrant as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction of incorporation or organization)	(I R S Employer Identification No.)
1918 Main Street, Santa Monica, California  90405
(Address of principal executive offices)     (Zip Code)
(310) 656-6551
(Registrant’s telephone number, including area code)

 (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐  Not Required ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

As of October  28, 2010, there were 15,869,277 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2009 of International Cellular Accessories (now known as Image Metrics, Inc.), filed with the U.S. Securities and Exchange Commission on February 25, 2010 (the “Form 10-K”), is being filed to amend the discussion in Item 9A, Controls and Procedures, in order to identify material weaknesses identified in the Company’s disclosure controls and procedures in accordance with Item 307 of Regulation S-K and its internal control over financial reporting in accordance with Item 308T of Regulation S-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.  This Amendment supplements but does not replace or amend any other information previously included in the Form 10-K.

ITEM 9A.[T]  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our senior management, including our chief executive officer, Robert Gehorsam and our chief financial officer, Ronald Ryder, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at December 31, 2009.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified. In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(a)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the fiscal year ended December 31, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This created certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected; and

(b)	Our company’s accounting personnel did not have sufficient technical accounting knowledge relating to financial reporting and related disclosure requirements.

Plan for Remediation of Material Weaknesses.  We will take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.  We will implement the following remediation measures to address the material weaknesses described in the Form 10-K.  Such remediation activities include:

(i)	We will retain a qualified accountant to assist in the preparation of our public filings and assist on accounting matters;

(ii)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes;

(iii)	We will implement the use of current GAAP checklists and disclosure reporting guides;

(iv)	Our accounting department personnel will read quarterly updates on accounting guidance, trends, techniques and financial reporting requirements; and

(v)	We will retain a qualified law firm with extensive experience and knowledge of the SEC’s filing requirements.

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

Date: November 3, 2010

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)