Form 10-K/A
period 2009-12-31
Image Metrics, Inc.
filed 2010-11-10
CIK 1317639

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

As of November 10, 2010, there were 15,869,277 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2009 of International Cellular Accessories (now known as Image Metrics, Inc.), filed with the U.S. Securities and Exchange Commission on February 25, 2010 (the “Form 10-K”), is being filed to include the statement if there were any changes in internal controls over financial reporting during the year ended December 31, 2009, which was properly disclosed in the Form 10-K filed but inadvertently not included in the Amendment No. 1 to the Annual Report on the Form 10-K, which was filed on November 3, 2010.   Amendment No. 1 to the Annual Report on the Form 10-K amended the discussion in Item 9A, Controls and Procedures, in order to identify material weaknesses identified in the Company’s disclosure controls and procedures in accordance with Item 307 of Regulation S-K and its internal control over financial reporting in accordance with Item 308T of Regulation S-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.  This Amendment supplements but does not replace or amend any other information previously included in the Form 10-K.

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

Date: November 10, 2010

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)