Form 10-Q/A
period 2010-03-31
Image Metrics, Inc.
filed 2011-02-14
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note

We are filing this Amendment No. 2 to our quarterly report on Form 10-Q for the three months ended March 31, 2010, originally filed with the SEC on May 24, 2010, and amended by Amendment No. 1 filed on May 25, 2010 (together, the “Original Report”), for the purposes of restating our financial statements.  Specifically, we have amended the consolidated financial statements and footnotes to the consolidated financial statements in the Form 10-Q/A to properly apply the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.     Additionally, we have adjusted our equity presentation to reflect the legally issued and outstanding shares of the combined companies as if the exchange transaction occurred on September 30, 2009 and adjusted our statement of operations and earnings per share to reflect the deemed dividend that was issued by Image Metrics Limited to SHV and one other shareholder prior to the exchange transaction.   We are amending the following items:

the unaudited condensed consolidated financial statements, and
Notes 1, 3, 4, 5, 6, 7,9 and 10 to the unaudited condensed consolidated financial statements

Except as discussed above, we have not modified or updated disclosures presented in the Original Report. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the Original Report which was not impacted by these restatements. Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in our reports filed subsequent to the Original Report. This Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

This Form 10-Q/A replaces the Original Report in its entirety.

IMAGE METRICS, INC.
MARCH 31, 2010QUARTERLY REPORT ON FORM 10-Q/A
TABLE OF CONTENTS

 PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Image Metrics, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	March 31, 2010	September 30, 2009
	(unaudited)
	(restated)
Assets
Current assets
Cash and cash equivalents	$1,275	$803
Restricted cash	500	100
Accounts receivable	177	422
Prepaid and other current assets	204	256
Total current assets	2,156	1,581

Property and equipment (net)	205	177
Investment in Optasia	729	729

Total assets	$3,090	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,303	$539
Accrued expenses and other current liabilities	918	1,219
Deferred revenue	6,289	8,522
Notes payable	493	830
Warrant liability	4,177	-
Total current liabilities	13,180	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	13,180	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 11,851,637 shares at March 31, 2010 and September 30, 2009, respectively	16	12
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2010 and September 30, 2009	-	-
Series A convertible preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 9,319,098 and 0 shares at March 31, 2010 and September 30, 2009, respectively	6,703	-
Additional paid-in-capital	17,419	15,445
Accumulated deficit	(33,968)	(25,983)
Accumulated other comprehensive loss	(260)	(255)
Total shareholders’ deficit	(10,090)	(10,781)

Total liabilities and shareholders’ deficit	$3,090	$2,487

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009
	(restated)		(restated)

Revenue	$1,575	$167	$3,962	$1,561
Cost of revenues (exclusive of depreciation shown separately below)	(825)	(197)	(1,639)	(632)
Gross profit	750	(30)	2,323	929

Operating expenses
Selling and marketing	490	948	843	1,532
Research and development	227	348	610	736
Depreciation and amortization	49	69	93	135
General and administrative	1,780	831	3,835	1,815
Total operating expenses	2,546	2,196	5,381	4,218

Operating loss	(1,796)	(2,226)	(3,058)	(3,289)

Interest expense	(3,345)	(129)	(3,456)	(249)
Foreign exchange gain(loss)	(144)	(166)	(128)	282
Total other income (expense)	(3,489)	(295)	(3,584)	33

Loss before income taxes	(5,285)	(2,521)	(6,611)	(3,256)
Provision for income taxes	-	-	-	-
Net loss	$(5,285)	$(2,521)	$(6,611)	$(3,256)
Deemed dividend	(1,110)	-	(1,110)	-
Net loss attributable to common stock	$(6,395)	$(2,521)	$(7,721)	$(3,256)
Basic and diluted net loss per share of common stock	$(0.50)	$(0.67)	$(0.63)	$(0.88)
Weighted average shares used in computing net loss per share of common stock	12,784,970	3,748,848	12,318,304	3,748,848

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Six Months ended March 31,
	2010	2009
Operating activities:	(restated)

Net loss	$(6,611)	$(3,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92	134
Stock based compensation	196	18
Non-cash interest expense	3,290	192
Foreign currency transaction loss (gain)	162	(282)
Changes in assets and liabilities:
Accounts receivable	245	94
Prepaid expenses, other current and non-current assets	52	(92)
Deferred revenue	(2,233)	1,995
Accounts payable	764	149
Accrued expenses and other liabilities	(301)	(564)
Total adjustments	2,267	1,644
Net cash used in operating activities	(4,344)	(1,612)

Investing activities:
Purchase of fixed assets	(116)	(87)
Net cash used for investing activities	(116)	(87)

Financing activities:
Proceeds from exercise of stock options	2	-
Payments nonconvertible notes	(253)	(537)
Payments on convertible notes	(400)	-
Proceeds from issuance of convertible notes and detachable warrants	3,175	1,074
Proceeds from sale of stock and warrants	2,921	1,553
Change in restricted cash for equity obligations	(400)
Payment of debt issuance costs	(80)
Net cash provided by financing activities	4,965	2,090

Effects of exchange rates on cash and cash equivalents	(33)	(38)
Net increase in cash and cash equivalents	472	353
Cash and cash equivalents, beginning of period	803	108
Cash and cash equivalents, end of period	$1,275	$461

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$102	$57
Income taxes	-	-

Non-cash financing activities:
Conversion of notes payable to Series A Preferred Shares	$5,410	$4,859
Issuance of warrants in connection with convertible notes payable	$129	$-
Beneficial conversion feature in connection with convertible notes payable	$630	$-
Beneficial conversion feature in connection with Series A convertible preferred stock	$640	$-
Beneficial conversion feature in connection with Series B convertible preferred stock	$470	$-

See notes to condensed consolidated financial statements.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
As Restated in Note 1
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies (restated)

Restatement

On January 25, 2011, the Company determined it had not properly applied the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.  As a result, the Company was required to restate its financial statements and amend its Form 10-Q for the period ended March 31, 2010 with an increase in fair value of derivative liabilities of $3,584,000, a decrease in retained earnings of $3,598,000, an increase in additional paid-in-capital of $1,119,000, an increase in net loss of $2,528,000, and an increase in net loss attributable to common stock of $3,638,000 for the three and six months ended March 31, 2010.  Additionally, we have adjusted our equity presentation to reflect the legally issued and outstanding shares of the combined companies as if the exchange transaction described below occurred on September 30, 2009 and adjusted our statement of operations and earnings per share to reflect the deemed dividend that was issued by Image Metrics Limited to SHV and one other shareholder prior to the exchange transaction.

The table below reflects the balances originally recorded, the adjustment to correct the changes described above, and the restated balances, as presented in the accompanying financial statements.

	Three Months ended March 31, 2010			Six Months ended March 31, 2010
	As previously Reported	Adjustment	As restated	As previously reported	Adjustment	Restated
Consolidated Balance Sheet Impact
Warrant liability	$593	$3,584	$4,177	$593	$3,584	$4,177

Total current liabilities	9,596	3,584	13,180	9,596	3,584	13,180

Total liabilities	9,596	3,584	13,180	9,596	3,584	13,180

Series A convertible preferred stock	7,808	(1,105)	6,703	7,808	(1,105)	6,703

Additional paid-in-capital	16,300	1,119	17,419	16,300	1,119	17,419

Accumulated deficit	(30,370)	(3,598)	(33.968)	(30,370)	(3,598)	(33,968)

Total shareholders’ deficit	(6,506)	(3,584)	(10,090)	(6,506)	(3,584)	(10,090)

Consolidated Statements of Operations Impact
Interest expense	(817)	(2,528)	(3,345)	(897)	(2,528)	(3,425)

Total other income (expense)	(961)	(2,528)	(3,489)	(1,025)	(2,528)	(3,553)

Loss before income taxes	(2,757)	(2,528)	(5,285)	(4,083)	(2,528)	(6,611)

Net loss	(2,757)	(2,528)	(5,285)	(4,083)	(2,528)	(6,611)

Deemed dividend	-	(1,110)	(1,110)	-	(1,110)	(1,110)

Net loss attributable to common stock	$(2,757)	$(3,638)	$(6,395)	$(4,083)	$(3,638)	$(7,721)

Net loss per share - Basic and Diluted	$(0.37)	$(0.13)	$(0.50)	$(0.73)	0.10	$(0.63)

Weighted avg shares used	7,367,156	-	12,784,970	5,587,988	-	12,318,304

Consolidated Statement of Cash Flows Impact
Net loss				(4,083)	(2,528)	(6,611)

Adjustments to reconcile net loss to net cash provided by operating activities				1,212	2,528	3,740

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

The Company has incurred significant operating losses and has accumulated a $34.0 million deficit as of March 31, 2010. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of our results of operations.

These conditions indicate a material uncertainty that casts significant doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments to the carrying values of the assets and liabilities as a result of this uncertainty.  The Company believes it will secure the necessary debt or equity financing to continue operations and meet its obligations.  Thus, we have continued to adopt the going concern basis of accounting in preparing the financial statements.

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
As Restated in Note 1
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

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or, the Company’s best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.  During fiscal year 2009 and the six months ended March 31, 2010, the majority of our revenue is related to contracts that involve the delivery of multiple elements, as such, all the revenue associated with these contracts were recognized based on estimated selling price.

Estimated selling price for each deliverable is determined based on a calculation of internal direct costs plus our anticipated profit margin, which is the method we would use to sell the same deliverable on a standalone basis, then compared for reasonableness to available market information on prices charged by other providers for similar services or products. Significant deliverables in the arrangement qualify as separate units of account and are recognized throughout the service period as the elements are delivered.

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
As Restated in Note 1
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

3.	Fair Value Measurements (restated)

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

Assets and liabilities measured at fair value on a recurring basis include the following at March 31, 2010 and September 30, 2009 (in thousands):

	Fair value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2010
Warrant liability	$-	$-	$4,177	$4,177

September 30, 2009
Warrant liability	$-	$-	$-	$-

The warrant liability, which is included within current liabilities, represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2010, the trigger price was $1.00.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round pricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a one year estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
As Restated in Note 1
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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and six months ended March 31, 2009 (in thousands):

Level 3

Balance at September 30, 2008	$-
Issuance of warrants with derivatives
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at March 31, 2009	$-

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and six months ended March 31, 2010 (in thousands):

Level 3

Balance at September 30, 2009	$-
Issuance of warrants with derivatives	-
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	263

Balance at December 31, 2009	$263
Issuance of warrants with derivatives	1,698
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	2,448
Included in other comprehensive income	-
Settlement	(232)

Balance at March 31, 2010	$4,177

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

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
As Restated in Note 1
(unaudited)

4.	Notes Payable (restated)

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
As Restated in Note 1
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

As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to £140,000 of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.65 or the price offered to investors in the next equity offering made by Image Metrics LTD. These warrants are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  Prior to March 15, 2010, the Company’s common stock was not traded on any stock exchange, as such, the Company, through the use of a third party valuation firm, determined the fair value of its common stock as of October 1, 2009 and December 31, 2009.  These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company (See note 5 for further discussion.)

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $102,000 to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.  As of March 31, 2010, the unamortized balance of the discount was $5,000 and $18,000 as of September 30, 2009.  The Company recognized $5,000 and $13,000 of interest expense for the three months ended March 31, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $6,000 and $13,000 of interest expense for three months ended March 31, 2010 and 2009, respectively, for the contractual interest obligation on the note.  The Company recognized $13,000 and $28,000 of interest expense for the six months ended March 31, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $14,000 and $29,000 of interest expense for six months ended March 31, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established.  These options had an initial exercise price of $1.72 but were subject to be reduced based on future equity offerings.  These options expired unexercised in December 2008.  The Company determined the value of these options through the use of the Black-Scholes- Merton option pricing model.  The value assigned to these options was $214,000 and a corresponding notes payable discount in an equal amount was recorded at the time of issuance.  As of March 31, 2010, the unamortized balance of the discount was $85,000.  The Company recognized an expense of $27,000 and $54,000 in the three and six months ended March 31, 2010 associated with this discount.

Royal Bank of Scotland Loan

In January 2002, Image Metrics LTD obtained a bank loan for £250,000. The loan bore interest at 2.5% per annum.  The loan was guaranteed under the Small Firms Loans Guarantee Scheme in the United Kingdom. The loan was paid off in February 2010.

5.	Shareholders’ Equity (restated)

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
As Restated in Note 1
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

March 2010 Private Equity Offering
On March 10, 2010, the Company closed the first round of a private equity offering.  The Company sold 8,394,098 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock at an exercise price of $1.50, for $8.00 million gross proceeds.  The $8.00 million included the conversion of $5.41 million of its notes payable. The proceeds from the first close were reduced by $0.46 million for transaction costs, which primarily consist of legal fees and broker commissions and $0.47 million for debt repayments, yielding net proceeds of $1.66 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  Each warrant issued to SHV entitle the holder to purchase one share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.

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
As Restated in Note 1
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

The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock,  the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a one year estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered. The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using a Monte Carlo with any changes being recorded to interest expense in the period the change occurs.  The Company recorded interest expense of $0.22 million during the three and six months ended March 31, 2010 associated with these warrants.

$1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

On March 26, 2010, the Company closed the second round of its private equity offering.  The Company sold 925,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock, for $0.93 million gross proceeds.  The proceeds from the second close were reduced by $0.07 million for broker commission and expenses yielding net proceeds of $0.86 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.6 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stockholders.

Warrant Liability

During Q2, in connection with the issuance of the Company’s bridge loan and private placement, the Company issued warrants to purchase 7,345,998 shares of common stock at an exercise price of $1.50 per share and 370,700 shares of common stock at an exercise price of $1.20 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur in March 2014.

The warrants associated with the bridge loan and private placement contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants. The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares. The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a one year estimated life. The one year estimated life was determined to be the expected time before the underlying security would be registered. The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation with any changes being recorded to the interest expense in the period the change occurs.

The Company recorded net interest expense of $2.53 million during the three and six months ended March 31, 2010 associated with these warrants.

The fair value of the warrants was estimated to be $4,177,000 as of March 31, 2010.  The following assumptions were used to estimate the fair value of the warrants as of March 31, 2010:

March 31, 2010
Common stock fair value	$1.38 (1)

Volatility	51.2%

Contractual term (years)	3.95

Risk-free rate	2.08%

Expected dividend yield	0.0%

(1)
The common stock underlying the warrant is not registered with U.S. Securities and Exchange Commission; therefore, the underlying security is not tradeable on the OTC Bulletin Board exchange. The Company applied a discount for lack of market to the market value of its common stock to determine the fair value of the Company’s common stock. The discount for lack of market was determined based on an analysis completed by management based upon the value of a put option on the common stock using the Black-Scholes-Merton model.

SEC Registration Rights

As part of the March 2010 private equity offering, the Company is committed to meeting certain SEC registration requirements, among them is to file a Form S-1 by June 9, 2010.  If the Company fails to meet any of these obligations, the Company could be required to pay damages of $178,000 (2% of the aggregate offering price) per month up to 12% until the breach is corrected.  These damages can be waived if the Company's Board of Directors determines the Company's management has exerted its best efforts to meet the requirements.
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
6.	Comprehensive Loss (restated)

The below table reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(5,285)	$(2,521)	$(6,611)	$(3,256)
Foreign currency translation adjustments	(4)	32	(5)	(2)
Comprehensive loss	$(5,289)	$(2,489)	$(6,616)	$(3,258)

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
As Restated in Note 1
(unaudited)

7.	Net Loss per Common Stock (restated)

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and six months ended March 31, 2010, shares of potential common stock of approximately 9.3 million  were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended March 31, 2009, shares of potential common stock of approximately 8.3 million were not included in the diluted calculation because the effect would be anti-dilutive.

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
As Restated in Note 1
(unaudited)

Under the terms of this arrangement, the Company is required to maintain on deposit with the bank a compensating balance in the form of a certificate of deposit equal to the amount of the standby letter of credit.  At March 31, 2010 and September 30, 2009 the certificate of deposit is included in restricted cash.

9.	Business Segment Information (restated)
The Company primarily operates in two geographic business segments: the North American region, which includes the United States and Canada, and Europe. Revenue is assigned based on the region where the associated contracts were originated. Expenses incurred are assigned to each respective region based on which region incurred the expense. The following table summarizes revenue recognized by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Europe	$1,211	$134	$3,457	$1,476
North America	364	33	505	85
Total revenue	$1,575	$167	$3,962	$1,561

The following table summarizes net income (loss) by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Europe	$(115)	$(682)	$1,545	$86
North America	(5,170)	(1,839)	(5,066)	(3,342)
Total net loss	$(5,285)	$(2,521)	$(6,611)	$(3,256)

10.	Related Party Transactions (restated)
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

As a result of the Company initiating the March 10, 2010 private equity offering, Series B Preferred Ordinary shareholders were entitled to purchase a defined amount of additional shares of Series B Preferred Ordinary shares at par value of $0.08. In February 2010, the Company sold to SHV 145,933 shares of its Series B Preferred Ordinary shares at $0.08 per share.  This sale of Series B Preferred Ordinary shares was accounted for as a deemed dividend in the amount of $470,000 and recorded as a reduction to retained earnings.

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

11. Subsequent Events
In April 2010, SHV provided Image Metrics with a $400,000 cash advance.  The terms of the $400,000 had not been defined as of May 24, 2010.

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

Introduction

The following discussion should be read in conjunction with the information included within our Audited Financial Statements for the years ended on September 30, 2009 and 2008 included as an exhibit in our Form 8-K/A filed with SEC on April 14, 2010, and the Condensed Consolidated Financial Statements and notes thereto included in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

Cash flows used for operations were $4.34 million for the first six months of fiscal 2010, compared to $1.61 million in the same period of fiscal 2009. The decrease in cash flows from operations was primarily the result of a decrease in deferred revenue, partially offset by increased accounts payable. Cash flows from financing activities was $4.96 million for the first six months of fiscal 2010, compared to $2.09 million for the same period in 2009.  Increased cash flows were from additional debt and equity financings.

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

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and third party evidence at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis or, our best estimate of the selling price for that unit of accounting.  During fiscal year 2009 and the nine months ended June 30, 2010, the majority of our revenue is related to contracts that involve the delivery of multiple elements, as such, all the revenue associated with these contracts were recognized based on estimated selling price.

Estimated selling price for each deliverable is determined based on a calculation of internal direct costs plus our anticipated profit margin, which is the method we would use to sell the same deliverable on a standalone basis, then compared for reasonableness to available market information on prices charged by other providers for similar services or products.  Significant deliverables in the arrangement qualify as separate units of account and are recognized throughout the service period as the elements are delivered.

Notes Payable
In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as  liabilities, rather than as equity. The debt or equity instruments may contain derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

For options, warrants and bifurcated derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either a Monte Carlo Simulation, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

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

Results of Operations

On January 25, 2011, we determined we had not properly applied the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.  As a result, the Company was required to restate its financial statements and amend its 10-Q for the period ended March 31, 2010 with an increase in fair value of warrant liability of $3,584,000, a decrease in retained earnings of $3,598,000, an increase in additional paid-in-capital of $1,119,000, an increase in net loss of $2,559,000, and an increase in net loss attributable to common stock of $3,638,000.

The following table sets forth key components of our results of operations during the three months ended March 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	3 months ended March 31,				6 months ended March 31,
	2010		2009		2010		2009
	restated				restated
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,575	100%	$167	100%	$3,962	100%	$1,561	100%
Cost of goods sold (exclusive of depreciation shown separately below)	(825)	-52%	(197)	-118%	(1,639)	-41%	(632)	-40%
Gross Profit	750		(30)		2,323		929

Operating Expenses
Selling & Marketing	(490)	-31%	(948)	-568%	(843)	-21%	(1,532)	-98%
Research & Development	(227)	-14%	(348)	-208%	(610)	-15%	(736)	-47%
Depreciation	(49)	-3%	(69)	-41%	(93)	-2%	(135)	-9%
General & Administrative	(1,780)	-113%	(831)	-498%	(3,835)	-97%	(1,815)	-116%
Total Op Expenses	(2,546)	-162%	(2,196)	-1315%	(5,381)	-136%	(4,218)	-270%

Operating loss	(1,796)	-114%	(2,226)	-1333%	(3,058)	-77%	(3,289)	-211%

Interest expense	(3,345)	-212%	(129)	-77%	(3,425)	-86%	(249)	-16%
Foreign exchange gain (loss)	(144)	-9%	(166)	-99%	(128)	-3%	282	18%
Total other income/(expense)	(3,489)	-222%	(295)	-177%	(3,553)	-90%	33	2%

Loss before taxes	(5,285)	-336%	(2,521)	-1510%	(6,611)	-167%	(3,256)	-209%
Income Taxes	-	0%	-	0%	-	0%	-	0%
Net loss	$(5,285)	-336%	$(2,521)	-1510%	$(6,611)	-167%	$(3,256)	-209%

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

Interest Expense

Interest expense is from our notes payable and warrants to purchase our common stock.  Interest expense for the three months ended March 31, 2010 increased 2,493% to $3.35 million as compared to $0.13 million for the three months ended March 31, 2010 and increased 1,272% to $3.4346 million during the six months ended March 31, 2010 compared to $0.25 million in the six months ended March 31, 2009.  This increase was the result of issuance of debt with detachable warrants, increased average debt balances, and higher interest rates during the periods ended March 31, 2010.

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

Net cash used in operating activities for the six months ended March 31, 2010 and 2009 was $4.34 million and $1.61 million, respectively.  In addition to our net loss of $6.61 million in the six months ended March 31, 2010, operating cash flows were negatively impacted by a $2.23 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer, and $0.30 million decrease in accrued expenses primarily related to payment of incentive compensation.  Operating cash out flows were offset by noncash interest expense of $3.29 million, increased accounts payable of $0.76 million and reduction in accounts receivable of $0.25 million.

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

ITEM 4T. CONTROLS AND PROCEDURES

Restatement of Our Financial Statements

On January 25, 2011, the Audit Committee of our Board of Directors, after discussion with our independent registered public accounting firm, concluded that our previously issued financial statements in the following reports should no longer be relied upon because of errors in such financial statements:

o	the interim period unaudited statements for the three and six month periods ended March 31, 2010, included in our Quarterly Report on Form 10-Q, filed with the Commission on May 24, 2010; and
o	the interim period unaudited statements for the three and nine month periods ended June 30, 2010, included in our Quarterly Report on Form 10-Q, filed with the Commission on September 17, 2010.

Our previously issued financial statements, as defined above, should no longer be relied upon as a result of us undervaluing the liability associated with warrants outstanding to purchase our common stock.  We issued warrants to investors who participated in our private offerings in March 2010, to the brokers who assisted in raising funds for us in the private offerings, and to lenders who provided us bridge financing during the three months ended June 30, 2010 and March 31, 2010.  The warrants allow the holders to purchase shares of our common stock at prices that range between $1.20 and $1.50.  The warrants contained anti-dilution provisions that in the event we issued shares of our common stock at a price below the then current adjustment trigger price, which as of March 31 and June 30, 2010 was $1.00, the warrant exercise price would be adjusted downward.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a – 15 (f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management had concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to material weaknesses in the controls.

The Company’s chief executive officer and chief financial officer concluded that material weaknesses existed in properly applying the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures” and application of an appropriate transfer pricing policy.

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of March 31, 2010. The Company has restated its financial statements for the three and six months ended March 31, 2010 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of March 31, 2010.  Management has made significant changes subsequent to the March 31, 2010 balance sheet date and is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31, 2010, and, in management’s evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures continued to exist as at March 31, 2010, and that our disclosure controls and procedures were not effective as of March 31, 2010. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result, we are confident our financial statements as of March 31, 2010 fairly present in all material respects our financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at March 31, 2010, and for the three and six months then ended, which required restatement of such financial statements, as discussed above. Our accounting department staff have obtained additional education on accounting for derivatives and measuring fair values of assets and liabilities.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Company’s independent registered accounting firm, valuation experts and other accounting experts.  We are dedicated to maintaining the high standards of financial accounting and reporting that we have now established, and are committed to providing financial information that is transparent, timely, complete and accurate.

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

We have incurred significant operating losses and have an accumulated deficit of $34.0 million as of March 31, 2010.  We incurred a loss from operations of $3.1 million during the six months ended March 31, 2010, and expect to continue operating at a loss for some period of time.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.

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

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management.  The industry is characterized by heavy reliance on software and computer graphics engineers.  We must, therefore, attract leading technology talent both as full-time employees and as collaborators, to be able to execute our business strategy.  Presently, our key senior management and key personnel are Robert Gehorsam, President and Chief Executive Officer, Ron Ryder, Chief Financial Officer, Brian Waddle, Executive Vice President, and Kevin Walker, Ph.D., Chief Technology Officer.

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

There has not been an active public trading market for our common stock.

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

3.1
Charter of the Company  (Exhibit 3.1 to the Company’s Quarterly Report for the periods ended March 31, 2010 on Form 10-Q filed with the Securities and Exchange Commission on May 24, 2010 is incorporated herein by reference).

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

10.2	2009 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010 is incorporated herein by reference).*

10.3	2010 Stock Incentive Plan (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010 is incorporated herein by reference).*

10.4
Form of Nonstatutory Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010 is incorporated herein by reference).*

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

Date: February 7, 2011

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

3.1
Charter of the Company (Exhibit 3.1 to the Company’s Quarterly Report for the periods ended March 31, 2010 on Form 10-Q filed with the Securities and Exchange Commission on May 24, 2010 is incorporated herein by reference).

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

10.2	2009 Stock Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010 is incorporated herein by reference).*

10.3	2010 Stock Incentive Plan (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010 is incorporated herein by reference).*

10.4
Form of Nonstatutory Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010 is incorporated herein by reference).*

31.1**	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract or compensatory plan or arrangement.
** Filed Herewith