Form 10-Q/A
period 2010-06-30
Image Metrics, Inc.
filed 2011-02-14
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ended on June 30, 2010, filed with the SEC on September 17, 2010 (the “Original Report”), for the purposes of restating its financial statements.  Specifically, we have amended the consolidated financial statements and footnotes to the consolidated financial statements in the Form 10-Q/A to properly apply the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.    In addition, we have amended the statement of operations and earnings per share calculations to reflect the deemed dividend was issued by Image Metrics Limited to SHV and one other shareholder prior to the exchange transaction.  We have amended the following items:

the unaudited condensed consolidated financial statements, and
Notes 1, 4, 5, 6, 7, 8, 10, 11 and 12 to the unaudited condensed consolidated financial statements.

Except as discussed above, we have not modified or updated disclosures presented in the Original Report. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events. It also does not affect information contained in the Original Report which was not impacted by these restatements. Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in our reports filed subsequent to the Original Report. This Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

This Form 10-Q/A replaces the Original Report in its entirety.

IMAGE METRICS, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q/A
TABLE OF CONTENTS

 PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Image Metrics, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	June 30, 2010	September 30, 2009
	(Unaudited)
	(restated)
Assets
Current assets
Cash and cash equivalents	$262	$803
Restricted cash	100	100
Accounts receivable	350	422
Prepaid and other current assets	259	256
Total current assets	971	1,581

Property and equipment (net)	192	177
Investment in Optasia	-	729
	192	906
Total assets	$1,163	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,296	$539
Accrued expenses and other current liabilities	751	1,219
Deferred revenue	6,083	8,522
Notes payable, net of discount	1,075	830
Notes payable to related party, net of discount	564	-
Warrant liability	3,986	-
Total current liabilities	13,755	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	13,755	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 11,851,637 shares at June 30, 2010 and September 30, 2009, respectively	16	12
Series A Convertible Preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 9,371,098 and 0 shares at June 30, 2010 and September 30, 2009, respectively	6,753	-
Additional paid-in-capital	17,464	15,445
Accumulated deficit	(36,573)	(25,983)
Accumulated other comprehensive loss	(252)	(255)
Total shareholders’ deficit	(12,592)	(10,781)

Total liabilities and shareholders’ deficit	$1,163	$2,487

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009
	(restated)		(restated)

Revenue	$926	$176	$4,887	$1,737
Cost of revenue (exclusive of depreciation shown separately below)	(722)	(874)	(2,361)	(1,506)
Gross profit (loss)	204	(698)	2,526	231

Operating expenses
Selling and marketing	399	667	1,242	2,199
Research and development	323	342	934	1,077
Depreciation and amortization	51	36	143	171
General and administrative	1,598	601	5,433	2,417
Total operating expenses	2,371	1,646	7,752	5,864

Operating loss	(2,167)	(2,344)	(5,226)	(5,633)

Interest income (expense)	329	(95)	(3,062)	(344)
Optasia investment impairment	(729)	-	(729)	-
Foreign exchange gain (loss)	(1)	(124)	(163)	158
Total other expense	(401)	(219)	(3,954)	(186)

Loss before provision for income taxes	(2,568)	(2,563)	(9,180)	(5,819)
Provision for income taxes	-	-	-	-
Net loss	$(2,568)	$(2,563)	$(9,180)	$(5,819)
Deemed dividend	(30)	-	(1,140)	-
Net loss attributable to common stock	(2,598)	(2,563)	(10,320)	(5,819)
Basic and diluted net loss per share of common stock	$(0.16)	$(0.22)	$(0.76)	$(0.49)
Weighted average shares used in computing net loss per share of common stock	15,869,277	11,851,637	13,516,842	11,851,637

See notes to the condensed consolidated financial statements.

Image Metrics, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Nine months ended June 30,
	2010	2009
	(restated)
Operating activities:
Net loss	$(9,180)	$(5,819)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	143	171
Stock-based compensation	214	16
Non-cash interest expense	2,950	264
Foreign currency transaction loss (gain)	163	(158)
Changes in assets and liabilities:
Accounts receivable	(64)	(781)
Prepaid expenses, other current and other non-current assets	726	2
Deferred revenue	(2,304)	4,306
Accounts payable	758	(99)
Accrued expenses and other liabilities	(468)	(482)
Total adjustments	2,118	3,240
Net cash used for operating activities	(7,062)	(2,580)

Investing activities:
Purchase of fixed assets	(158)	(131)
Net cash used for investing activities	(158)	(131)

Financing activities:
Proceeds from exercise of stock options	2	-
Payments on nonconvertible notes	(274)	(754)
Payments on convertible notes	(400)	-
Proceeds from issuance of convertible notes	4,575	2,224
Proceeds from sale of stock	2,893	1,553
Payment of debt issuance costs	(80)	-
Net cash provided by financing activities	6,716	3,023

Effects of exchange rates on cash and cash equivalents	(37)	(67)
Net increase (decrease) in cash and cash equivalents	(541)	246
Cash and cash equivalents, beginning of period	803	108
Cash and cash equivalents, end of period	$262	$354

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$112	$80
Income taxes	-	-

Non-cash financing activities:
Conversion of notes payable to Series A Preferred Shares	$5,462	$4,859
Issuance of warrants in connection with convertible notes payable	$333	$-
Beneficial conversion feature in connection with convertible notes payable	$630	$-
Beneficial conversion feature in connection with Series A convertible preferred stock	$670	$-
Beneficial conversion feature in connection with Series B convertible preferred stock	$470	$-

See notes to condensed consolidated financial statements.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
As Restated in Note 1
(unaudited)

1.	Description of Business and Summary of Significant Accounting Policies (restated)

Restatement

On January 25, 2011, the Company determined it had not properly applied the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.  As a result, the Company was required to restate its financial statements and amend its Form 10-Q for the period ended June 30, 2010 with an increase in fair value of warrant liability of $3.99 million, an increase in notes payable discount of $0.19 million, a decrease in Series A convertible preferred stock of $1.11 million, a decrease in retained earnings of $3.84 million, an increase in additional paid-in-capital of $1.15 million, an increase in net loss of $0.21 million and $2.74 million for the three months and nine months ended June 30, 2010, respectively, and an increase in net loss attributable to common stock of $0.24 million and $3.88 million for the three months and nine months ended June 30, 2010, respectively.  Additionally, we have adjusted our statement of operations and earnings per share to reflect the deemed dividend that was issued by Image Metrics Limited to SHV and one other shareholder prior to the exchange transaction.

The table below reflects the balances originally recorded, the adjustment to correct the changes described above, and the restated balances, as presented in the accompanying financial statements.

	Three Months ended June 30, 2010			Nine Months ended June 30, 2010
	As previously			As previously
	reported	Adjustment	As restated	Reported	Adjustment	As restated

Consolidated Balance Sheet impact

Notes payable to related party, net of discount	$650	$(86)	$564	$650	$(86)	$564

Notes payable, net of discount	$1,179	$(104)	$1,075	$1,179	$(104)	$1,075

Warrant liability	$-	$3,986	$3,986	$-	$3,986	$3,986

Total current liabilities	$9,959	$3,796	$13,755	$9,959	$3,796	$13,755

Total liabilities	$9,959	$3,796	$13,755	$9,959	$3,796	$13,755

Additional paid-in-capital	$16,315	$1,147	$17,464	$16,315	$1,147	$17,464

Series A convertible preferred stock	$7,858	$(1,105)	$6,753	$7,858	$(1,105)	$6,753

Accumulated deficit	$(32,733)	$(3,840)	$(36,573)	$(32,733)	$(3,840)	$(36,573)

Total shareholders’ deficit	$(8,796)	$(3,796)	$(12,592)	$(8,796)	$(3,796)	$(12,592)

Consolidated Statements of Operations impact

Interest income (expense)	540	(211)	329	(323)	(2,739)	(3,062)

Total other expense	(190)	(211)	(401)	(1,215)	(2,739)	(3,954)

Loss before provision for income taxes	(2,357)	(211)	(2,568)	(6,441)	(2,739)	(9,180)

Net loss	(2,357)	(211)	(2,568)	(6,441)	(2,739)	(9,180)

Deemed dividend	-	(30)	(30)	-	(1,140)	(1,140)

Net loss attributable to common stock	(2,357)	(241)	(2,598)	(6,441)	(3,879)	(10,320)

Basic and diluted loss per shares	$(0.15)	(0.01)	$(0.16)	$(0.54)	(0.22)	$(0.76)

Weighted average shares used	15,869,277		15,869,277	11,917,141		13,516,842

Consolidated Statements of Cash Flows impact

Net loss				(6,441)	(2,739)	(9,180)

Noncash interest expense				211	2,739	2,950

Total adjustments to reconcile net loss to net cash used for operating activities				(621)	2,739	2,118

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

The Company has incurred significant operating losses and has accumulated a $36.6 million deficit as of June 30, 2010. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of its results of operations.

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

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of this Form 10-Q.

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

Assets and liabilities measured at fair value on a recurring basis include the following at June 30, 2010 (in thousands):

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$3,986	–	–	$3,986

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 were as follows (in thousands):
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Optasia	$729	–	–	$729

The following table summarizes the activity of the assets and liabilities recorded at fair value using significant unobservable inputs for the nine months ended June 30, 2010 (in thousands):
Description	Balance at September 30, 2009	Realized loss	Balance at June 30, 2010
Investment in Optasia	$729	$729	$0

The warrant liability which is included within current liabilities, represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of June 30, 2010, the trigger price was $1.00.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and nine months ended June 30, 2009 (in thousands):

Level 3

Balance at September 30, 2008	$-
Issuance of warrants with derivatives
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Settlement	-

Balance at June 30, 2009	$-

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months and nine months ended June 30, 2010 (in thousands):

Level 3

Balance at September 30, 2009	$-
Issuance of warrants with derivatives	-
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	263

Balance at December 31, 2009	$263
Issuance of warrants with derivatives	1,698
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	2,448
Included in other comprehensive income	-
Settlement	(232)

Balance at March 31, 2010	$4,177
Issuance of warrants with derivatives	217
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	(408)
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at June 30, 2010	$3,986

For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.  The fair-value of long-term debt is estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing without a quoted market price.  No fair value has been included for the cost method investment, as the Company was unable to determine a reliable and practicable valuation to adequately value the development stage investee because it has uncertainties about its ultimate growth potential and viability.  During this quarter, the cost basis was evaluated for impairment and was determined to be fully impaired.  The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 5 for further details on the Company’s debt:
	June 30, 2010		September 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$1,241	$1,239	$956	$948
Current portion of notes payable to related party	650	650	-	-
Noncurrent portion of notes payable	-	-	114	112
Noncurrent portion of notes payable to related party	-	-	2,077	1,734
	$1,891	$1,889	$3,147	$2,794
Discount on notes payable	(252)		(159)
	1,639	1,889	2,988	2,794

5.	Notes Payable (restated)

Q3 2010 Bridge Loan

During the third quarter of 2010, the Company established a $1.5 million credit facility (“Q3 2010 Bridge Loan”). As of June 30, 2010, the Company had issued $1.4 million in promissory notes under this credit facility, including $0.6 million issued to Saffron Hill Ventures Guernsey LTD. The payment of the promissory notes and the Company’s obligations thereunder are not secured by any collateral. The promissory notes bear interest at 10% per annum and mature at the earlier of February 24, 2011 or such date the Company completes a private placement of units consisting of one share of the Company’s series A convertible preferred stock and a detachable warrant to purchase one-half share of its common stock (an “Offering”); provided that, at any closing of an Offering, not more than 50% of the closing net proceeds will be repaid to any lender before a minimum of $2,500,000 in aggregate net proceeds have been raised by the Company. Upon the Company completing an Offering, the holders of these notes have the option to convert the principal and accrued interest into the Offering at the price of $1.00. In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum and the promissory notes will be convertible into common stock of the Company at a conversion price of $0.50 per share. The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty. The holders of the notes also received warrants to purchase 420,000 shares of the Company’s common stock at $1.50 per share and have expiration dates between May and July 2014. The Company, though the use of a Monte Carlo Simulation valuation method, assigned a fair value of $204,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding. As of June 30, 2010, the Company had accrued interest related to these notes in the amount of $10,000 and had recognized interest expense for the three months ended June 30, 2010 of $32,000. As of June 30, 2010, the unamortized balance of the discount was $149,000.

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

As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to £140,000 of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.65 or the price offered to investors in the next equity offering made by Image Metrics LTD. These warrants are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  Prior to March 15, 2010, the Company’s common stock was not traded on any stock exchange, as such, the Company, through the use of a third party valuation firm, determined the fair value of its common stock as of October 1, 2009 and December 31, 2009.   These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company.  (See note 6 for further discussion.)

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company though the use of a Monte Carlo Simulation method, assigned a fair value of $102,000 to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.  The fair value assigned to the warrants was equal to $102,000 and was recorded as a discount to the loan.  The discount is being amortized over the term of the loan.  As of June 30, 2010, the unamortized balance of the discount was $1,000 and $18,000 as of September 30, 2009.  The Company recognized $5,000 and $12,000 of interest expense for the three months ended June 30, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $3,000 and $13,000 of interest expense for three months ended June 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.  The Company recognized$18,000 and $40,000  of interest expense for the nine months ended June 30, 2010 and 2009, respectively, from the amortization of this discount. The Company recognized $14,000 and $42,000 of interest expense for nine months ended June 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established. These options had an initial exercise price of $1.72 but were subject to be reduced based on future equity offerings. These options expired unexercised in December 2008. The Company determined the value of these options through the use of the Black-Scholes-Merton option pricing model. The value assigned to these options was $214,000 and a corresponding notes payable discount in an equal amount was recorded at the time of issuance. As of March 31, 2010, the unamortized balance of the discount was $85,000. The Company recognized an expense of $27,000 and $54,000 in the three and six months ended March 31, 2010 associated with this discount.

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

March 2010 Private Equity Offering

On March 10, 2010, the Company closed the first round of a private equity offering.  The Company sold 8,394,098 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock at an exercise price of $1.50 per share, for $8.0 million gross proceeds.  The $8.0 million included the conversion of $5.41 million of its notes payable. The proceeds from the first close were reduced by $0.46 million for transaction costs, which primarily consist of legal fees and broker commissions and $0.47 million for debt repayments, yielding net proceeds of $1.66 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo simulation as described under “Warrant Liability” in this footnote.

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

The warrants contain anti-dilution provisions which cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of June 30, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumption about events triggering down round pricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a one year estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation with any changes being recorded to the interest expense in the period the change occurs.  The Company recorded interest expense of $0.32 million during the three and nine months ended June 30, 2010 associated with these warrants.  $1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

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

Warrant Liability

During the second and the third quarters of fiscal 2010, in connection with the issuance of the Company’s bridge loans and private placements, the Company issued warrants to purchase 7,765,998 shares of common stock at an exercise price of $1.50 per share and 370,700 shares of common stock at an exercise price of $1.20 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur between March and June 2014.

The warrants associated with the bridge loans and private placements contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of June 30, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a one year estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using the Monte Carlo simulation with any changes being recorded to the interest expense in the period the change occurs.

The Company recorded interest income during the three months ended June 30, 2010 of $0.58 million as a result of the decrease in the value of the warrant liability.  The Company recorded net interest expense of $2.62 million during the nine months ended June 30, 2010 associated with these warrants.

The fair value of the warrants was estimated to be $3,986,000 as of June 30, 2010.  The following assumptions were used to estimate the fair value of the warrants as of June 30, 2010:

	(1)	June 30, 2010 (1)
Common stock fair value		$1.34
Volatility	%	51.5%
Contractual term (years)		3.70
Risk-free rate	%	1.4%
Expected dividend yield	%	0.0%

(1)
The common stock underlying the warrant is not registered with U.S. Securities and Exchange Commission; therefore, the underlying security is not tradeable on the OTC Bulletin Board.  The Company applied a discount for lack of market to the market value of its common stock to determine the fair value of the Company’s common stock. The discount for lack of market was determined based on an analysis completed by management based upon the value of a put option on the common stock using the Black-Scholes-Merton model.

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

7.	Comprehensive Loss (restated)

The table below reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,568)	$(2,563)	$(9,180)	$(5,819)
Foreign currency translation adjustments	9	32	4	30
Comprehensive loss	$(2,559)	$(2,531)	$(9,176)	$(5,789)

8.	Net Loss per Common Stock (restated)

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 2010, shares of potential common stock of approximately 9.4 million were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended June 30, 2009, the Company did not have any potential common stock that was considered anti-dilutive.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe	$253	$156	$3,709	$1,632
North America	673	20	1,178	105
Total revenue	$926	$176	$4,887	$1,737

The following table summarizes net loss by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe	$(1,191)	$(858)	$(2,905)	$(772)
North America	(1,377)	(1,705)	(6,275)	(5,047)
Total net loss	$(2,568)	$(2,563)	$(9,180)	$(5,819)

The following table summarizes interest expense, depreciation and loss on investment by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Europe
Interest income (expense)	(38)	(95)	(132)	(344)
Depreciation	(10)	(18)	(30)	(58)
Optasia investment impairment	(727)	-	(727)	-
North America
Interest Expense	367	-	(2,930)	-
Depreciation	(41)	(18)	(113)	(113)
Optasia investment impairment	(2)	-	(2)	-

11.	Related Party Transactions (restated)

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

12.	Subsequent events (restated)

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

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was calculated using the Monte Carlo Simulation.

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

For options, warrants and bifurcated derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either Monte Carlo Simulation, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

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

Results of Operations

On January 25, 2011, we determined we had not properly applied the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.  As a result, we were required to restate our financial statements and amend our 10-Q for the period ended June 30, 2010 with an increase in fair value of derivative liabilities of 3.99 million, an increase in notes payable discount of $0.19 million, a decrease in Series A convertible preferred stock of $1.11 million, a decrease in retained earnings of $3.84 million, an increase in additional paid-in-capital of $1.15 million, an increase in net loss of $0.21 million and $2.74 million for the three months and nine months ended June 30, 2010, respectively, and an increase in net loss attributable to common stock of $0.24 million and $3.88 million for the three months and nine months ended June 30, 2010, respectively.

The following table sets forth key components of our results of operations during the three months and nine months ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	3 months ended June 30,				9 months ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$926	100%	$176	100%	$4,887	100%	$1,737	100%
Cost of revenue (exclusive of depreciation shown separately below)	(722)	(78%)	(874)	(497%)	(2,361)	(48%)	(1,506)	(87%)
Gross Profit	204	22%	(698)	(397%)	2,526	52%	231	13%

Operating Expenses
Selling & Marketing	399	43%	667	379%	1,242	25%	2,199	127%
Research & Development	323	35%	342	194%	934	19%	1,077	62%
Depreciation	51	6%	36	20%	143	3%	171	10%
General & Administrative	1,598	173%	601	341%	5,433	111%	2,417	139%
Total Operating Expenses	2,371	256%	1,646	935%	7,752	159%	5,864	338%

Operating loss	(2,167)	(234%)	(2,344)	(1,332%)	(5,226)	(107%)	(5,633)	(324%)

Interest income (expense)	329	36%	(95)	54%	(3,06)	(63%)	(344)	(20%)
Optasia investment impairment	(729)	(79%)	-	0%	(729)	(15%)	-	0%
Foreign exchange gain (loss)	(1)	0%	(124)	70%	(163)	(3%)	158	9%
Total other expense	(401)	(43%)	(219)	(124%)	(3,954)	(81%)	(186)	(11%)

Income before taxes	(2,568)	(277%)	(2,563)	(1,456%)	(9,180)	(188%)	(5,819)	(335%)
Income Taxes	-	0%	-	0%	-	0%	-	0%
Net Loss	$(2,568)	(277%)	$(2,563)	(1,456%)	$(9,180)	(188%)	$(5,819)	(335%)

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

Interest Income (Expense)

Interest income and expense is from warrants issued with our convertible notes payable and private placement offerings along with the interest incurred on our convertible notes payable. As a result of a decrease of $0.58 million in the value of our warrant liability as of June 30, 2010, we recorded net interest income for the three months ended June 30, 2010 of $0.32 million compared to interest expense of $0.09 million in the three months ended June 30, 2009. Net interest expense for the nine months ended June 30, 2010 increased 799% to $3.06 million compared to $0.34 million in the nine months ended June 30, 2009. The majority of the interest expense is for the warrant liability incurred from the issuance of warrants related to our notes payable and private placement offerings.
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

Net cash used in operating activities for the nine months ended June 30, 2010 and 2009 was $7.06 million and $2.58 million, respectively.  Our net loss of $9.18 million in the nine months ended June 30, 2010, was partially adjusted for noncash interest of $2.95 million, stock compensation expense of $0.21 million, and foreign currency transaction loss of $0.16 million.  Operating cash flows were negatively impacted by a $2.30 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer.  Operating cash outflows were offset by increased accounts payable of $0.76 million.

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

Our previously issued financial statements, as defined above, should no longer be relied upon as a result of us not properly applying the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures”.

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

The Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the previously issued financial statements and concluded, as a result of the restatement, that material weaknesses in internal control over financial reporting existed as of June 30, 2010. The Company has restated its financial statements for the three and six months ended March 31, 2010 to correct the errors. Based on the restatement of the previously issued financial statements, the chief executive officer and chief financial officer believe the financial statements have been properly reflected as of June 30, 2010.  Management has made significant changes subsequent to the June 30, 2010 balance sheet date and is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31 and June 30, 2010, and, in management’s evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our disclosure controls and procedures continued to exist as at June 30, 2010, and that our disclosure controls and procedures were not effective as of June 30, 2010. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result, we are confident our financial statements as of June 30, 2010 fairly present in all material respects our financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

We have taken actions and implemented new policies to mitigate certain weaknesses in our disclosure controls and procedures that resulted in errors we identified with regard to our financial statements at June 30, 2010, and for the three and six months then ended, which required restatement of such financial statements, as discussed above. Our accounting department staff have obtained additional education on accounting for derivatives and measuring fair values of assets and liabilities.  All disclosures and new financial accounting pronouncements are reviewed internally and discussed with the Company’s independent registered accounting firm, valuation experts and other accounting experts.  We are dedicated to maintaining the high standards of financial accounting and reporting that we have now established, and are committed to providing financial information that is transparent, timely, complete and accurate.

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

We have incurred significant operating losses and have an accumulated deficit of $36.6 million as of June 30, 2010.  We incurred a loss from operations of $5.2 million during the nine months ended June 30, 2010, and expect to continue operating at a loss for some period of time.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.

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

Date: February 14, 2011

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

3.1
Charter of the Company (Exhibit 3.1 to the Company’s Quarterly Report for the periods ended March 31, 2010 on Form 10-Q filed with the Securities and Exchange Commission on May 24, 2010 is incorporated herein by reference).*

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

10.4
Form of Nonstatutory Stock Option Agreement Granted Under the 2010 Stock Incentive Plan Plan (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010 is incorporated herein by reference).*

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
** Filed herewith.