Form 10-K
period 2010-09-30
Image Metrics, Inc.
filed 2011-02-14
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Registrant’s telephone number, including area code: (310) 656-6551

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☑  No ☐

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of February 14, 2011:  $10,866,116 (Non-affiliate holdings of 12,276,150 shares of common stock with a per share price of $0.49 and 6,555,139 shares of series A convertible preferred stock with a per share value of $0.74).

As of February 14, 2011, there were 17,869,277 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

IMAGE METRICS, INC.
SEPTEMBER 30, 2010 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as ”may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A. entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements, except as required by U.S. federal securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including the quarterly reports on Form 10-Q to be filed by Image Metrics in fiscal year 2011.

Unless the content otherwise requires, “we,” “our,” “us” and similar expressions refer to Image Metrics, Inc., a Nevada corporation (formerly International Cellular Accessories, Inc. or “ICLA”), or Image Metrics Limited, a United Kingdom company, separately prior to our share exchange transaction on March 10, 2010, in which Image Metrics Limited became a wholly-owned subsidiary of Image Metrics, Inc. and Image Metrics, Inc., as successor to the business of Image Metrics Limited, after giving effect to the share exchange transaction.

PART I

Item 1.  Business.

Overview

We are an established provider of technology-based facial animation solutions to the interactive entertainment industry.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe that our technology provides us with competitive advantages and has been used to create some of the most notable video games, music videos and movies made in the past five years.  Examples of our facial animation projects include the 2008 “Grand Theft Auto IV” video game, which generated over $500 million in sales for Rockstar in its first week, the 2009 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Academy Awards® including one for achievement in visual effects, the 2009 Black Eyed Peas’ “Boom Boom Pow” music video, which won the Grammy® Award for best short form music video, and the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks.

Our key intellectual property consists of one patent registered in the United States, four additional patents in process, the identification of 16 potential new patents, and significant well-documented trade secrets.  We are continually updating our software and are prosecuting a roadmap of technology innovations.

Founded in the United Kingdom in October 2000 by scientific professionals with extensive credentials in computer vision, we focused on facial animation. Soon after, we applied that technology to the games market on the Sony Computer Entertainment (London) video game, “The Getaway,” in 2002.  Rockstar Games also saw the benefits of our facial animation technology early on, using our services on titles as early as “Manhunt” in 2003.

Following our initial game industry success in the United Kingdom, we saw great potential in the larger entertainment industry based in Hollywood, California.  We were especially interested in introducing our technology to the film industry, which was pushing (and continues to push) the boundaries of photorealism in computer-generated characters.  In 2006, our Santa Monica office was opened.  We quickly expanded our customer base, working with film and visual effects (VFX) studios, commercial producers and additional game developers.

We offer customers varying levels of services, depending upon their individual requirements.  We deliver what we believe is higher quality and more believable computer-generated faces than any other solution on the market.  We believe that we are also able to deliver these services faster and more affordably, and we continually strive to redefine what is possible in facial animation.

Although our core business is providing animation products and services to the gaming and film industries, we plan to exploit our technology platform and current infrastructure to gain cost-effective access to many other potential revenue streams, such as television (particularly programming for children), the development of real-time businesses in virtual worlds and social networking, and licensing products and service into non-entertainment markets.  Our primary mission is to maximize revenue and gross margins from existing business-to-business (B2B) businesses, and then to monetize additional commercial applications, particularly in the business-to-consumer (B2C) market.

We have a strong executive team and board of directors with broad-based experience in managing and ramping later-stage development companies.  The collective expertise of this group encompasses building B2B and B2C enterprises, technology and product development, sales and marketing, financial structuring, mergers and acquisitions, public company management and other requisite professional skills.

Our Chairman of the Board has spent the past 25 years at the forefront of computer graphics, having participated in the design of the technology used in the motion picture “Jurassic Park” and in building the graphics platform used by Nintendo.  One of our outside directors is the current Chairman of Virgin Group Holdings, the holding company that owns brands such as Virgin Media and Virgin Atlantic.  Our Chief Executive Officer has more than 20 years of management experience in the online games and entertainment industries. His management roles include being the President and a director of Forterra Systems, Inc., Senior Vice President, Programming and Production at Viacom's CBS Internet Group, and Senior Vice President for Programming and Production at Sony Online Entertainment.

Target Markets and Customers

As facial animation technology has improved, we believe that market demand has increased, driven both by growing audience expectations and by the artistic demands of producers to animate faces realistically and cost-effectively for the first time.  The simultaneous improvement in consumer hardware has further expanded the number of platforms upon which our output can be experienced.

In the immediate future, we have two primary target markets:  computer games and animated films.  These two key B2B markets, dominated by professional graphic artists, continue to perform strongly against a difficult economic environment.  Animation is a product differentiator in both industries and is expected to benefit from additional investment over time.  Within these two markets, our representative customers include:

Games:	Activision Blizzard, Inc.	Code Masters	Rockstar Games	2K Games

	Bethesda Game Studios	Electronic Arts, Inc.	Sony Computer Entertainment

	CapCom	MTV Interactive	Ubisoft

Film:	Digital Domain	Double Negative	Sony Pictures Imageworks	Threshold Entertainment

We own and utilize patent protected technology to create highly realistic animated faces.  Our technology allows us to provide high quality animation at a faster speed and lower cost than traditional methods of animation, e.g., hand animation.  The technology is typically used in the production of computer games and high-budget films; however, new applications are expanding the market to include television, advertising and eventually consumer-generated animated content over the Internet (online gaming, social networking and virtual worlds).  We believe there is a large opportunity in online interaction (i.e., social networking, virtual worlds and multiplayer games online), although it is difficult to quantify the opportunity in its nascent stage.

Competition

We primarily compete with two legacy methods for creating facial animation:  hand animation and facial motion capture.  Hand animation requires highly talented artists for long periods of time, is expensive to accomplish and is challenged in creating images which are realistic and believable.  Motion capture uses facial markers which capture only part of a subject’s facial expressions and emotions.  The process is complicated, and we believe that the quality is low and the results are often disappointing.  Accordingly, we maintain a competitive advantage through design quality, aesthetic potential, reliability and constant attention to project timeframes and costs.

There have been, and will continue to be, many attempts to create a directly competing technology.  Many companies in the film business which have attempted to develop their own technology solution have not been satisfied with their own results, and are now in various stages of discussion with us about adopting our technology platform.   There have been various technological approaches launched by companies or incubated within the research community with the purpose of creating software-based animation tools; however, we are not aware of any direct competitor or technology that can offer the same value proposition to the customer in any of our current or proposed markets.

Technology and Intellectual Property

Traditionally, animated visual entertainment has relied on frame-by-frame animation or highly invasive “motion-capture” (“mo-cap”) equipment to reproduce human facial movements.  Both methods are costly, labor-intensive and in the case of mo-cap, require actors to wear special equipment in purpose-built studios.  Our software captures facial details direct from video footage and produces potentially photo-real facial animation with minimal manual intervention, eliminating the need for special equipment and substantially accelerating the entire animation process.  Our technology is superior to alternative animation products in three principal respects:

•	Quality. We capture realism at a greater degree of fidelity and subtlety than any other method of facial animation.

•	Speed. We remove a massive amount of the most tedious portions of the animation process, leading to faster turnaround times.

•
Simplicity.  Our solution is incredibly simple to use.  No special cameras, no special markers and no specific procedures are required.  Traditional motion capture solutions require tracking markers to be glued to the face, or extensive make-up to be used, both of which cause discomfort to the actors.

Adopting our technology can make facial animation immediately faster, better or cheaper for the customer.  Our customers choose how to put this technological leverage to work:  Some use it to deploy high quality animation faster, with turn-around times that would be difficult to match with traditional methods.  Some customers use the platform to raise the quality of their animation for a specific amount of animator time.  Still other customers realize cost savings in their standard quality of animation, versus their past methods.

We have more than 60 man-years invested in our core computer vision software.  Our key intellectual property consists of one patent registered in the United States, four additional patents in process, the identification of 16 potential new patents, and significant (documented) trade secrets.

We are continually updating our software and have built a pipeline of enhancements to the features of our technology.  Our next generation platform will materially increase the speed at which a video may be analyzed, further shrinking production time for creators of games and producers of animated films.  We also believe that we can efficiently use our existing technology platform and its embedded costs to leverage into new markets such as television and social networking, as most of the fixed costs have already been absorbed by our existing video game and film businesses.

Products and Services

Our key areas of expertise are model-based analysis, where systems are created to learn about objects as they appear in images, and model-based graphics, where systems are built to learn how to make three dimensional (3D) objects move.  To date, most of our images have related to faces, but the range of potential applications is much wider.  We have already built a pipeline of facial animation products and have created a software offering.  These products are offered on a full-service, software-as-a-service (SaaS), or software licensing basis.

Full Service and SaaS Offerings

In a SaaS project, customers manage the creative process in-house and use their animators to execute the animation.  We provide the software tools, training and process expertise they need to get the leverage out of our solution.  In a full service project, we provide both the animators and the technology to deliver a finished product which is tailored to each customer’s specifications.

Our review of a customer’s needs usually indicates whether they should pursue a full-service or SaaS solution.  Generally, customers who want creative control and have qualified animators gravitate towards a SaaS solution, while those who are understaffed or for whom artistic direction is less important will choose full-service.

Full service commands higher revenue because of the value-added steps in the process, but overall margin is lower due to the low-margin human component of costs.  We have traditionally been heavily full-service focused, and only introduced the SaaS product in late fiscal 2008.  Revenue from SaaS in fiscal year 2010 represented less than 3% of our total annual revenue.  However, we believe that the market will rapidly adopt the SaaS product over the coming 24 to 36 months, which will contribute to growing margins. Our revenues for 2010 and 2009 were primarily derived from our full service offerings.

Planned Software Licensing

In 2011, we plan to begin licensing our software to customers.  Licensing should enable us to quickly access large existing commercial and consumer markets without significant up-front expenditures and start-up time.

Beyond the professional entertainment market, we see untapped potential in online consumer markets.  According to independent investment banking firm Avista Partners, there were more than 900 million interactive users in 2009 in the United States alone, playing multiplayer games, interacting on social networks and working together in virtual worlds.

The common thread between these markets is that the users are fundamentally online to interact with others via an “avatar”.  An avatar is a computer user’s representation of himself/herself or alter ego, in the form of a 3D model used in computer games or a two-dimensional picture used on Internet forums or in other communities.    Almost every online character has a face, and being able to project realistic facial movement in the world improves intimacy and generates more natural and real interactions.  As a result, we believe that users will likely spend longer periods of time online, purchase more goods and services, and their general satisfaction will be enhanced.

We are actively adapting our technology to address this opportunity.  Our new real-time technology captures real-time facial movement from any web-cam, and transmits it into these virtual environments.  We have identified early development partners in these markets and believe that this product can be first-to-market for applications such as in-world face-to-face interaction, multiplayer gaming, in-world training, virtual video conferencing and in-world conferences and symposia.

Growth Strategy

After nine years of product development, we believe that our technology has been largely market tested, and since 2009 we have been transitioning our focus to appropriately package and distribute our software products and animation services.  We have spent the past 30 months preparing the business to capitalize on our core markets, as well as new market opportunities.  We have hired a qualified management team, seasoned board members and an industry-experienced advisory board.  We have refined the message to our market and started gathering proof points on how to scale our revenue in these markets.

We are preparing to accelerate revenue growth and product development.  Our growth strategy includes the following elements:

•
Continue to penetrate the core film and games markets.  In 2009, we booked more business from new customers than in the previous three years combined.  Our new sales force has developed a strong pipeline of business. We intend to continue this growth through continued refinement of our product messaging, and industry marketing and expansion of existing animation service offerings.

•
Create OEM/partnership programs to accelerate sales.  We have received unsolicited interest from third-party service providers in reselling our facial animation products and services.  Traditional animation companies, motion capture services, and audio capture services have had difficulty providing high-quality facial animation at a profit, and we believe that our products will provide them with an additional margin and revenue opportunity.  We believe that we can develop revenue-sharing relationships with these companies that are beneficial for both sides.  In addition, the video game and film businesses are connected to a rich industry of technology companies that we believe would make fitting partners.

•
Market our products globally.  Our historic business assumes only sales from the United States and the United Kingdom, where we have existing operations.  A large portion of the film and video game businesses takes place in other geographic markets, and we intend to expand our sales and marketing efforts to cover continental Europe, Southeast Asia, China, India, Japan and South America.  We believe that our expansion will include hiring additional sales people in key geographical regions, and creating partnership or strategic relationships with others.

•
Develop the animated television series market.  Animated television series represent a potentially rich untapped market for us, possibly doubling our aggregate addressable market.  There are many computer graphics applications in the market, with a large number of face/seconds of animation, and there is no current technology solution in the market for facial animation.  We believe that our product can be adapted to provide a highly differentiated offering for this market.  We plan to develop a channel strategy to enter this market, to engage with partners to identify the specific needs of this market, and to develop the appropriate product for the market.

•
Explore opportunities in online consumer interaction, including social networking, multiplayer games and virtual worlds.  A portion of the proceeds from our recent private placements are being used to address the potential B2B and B2C markets for our products within the virtual world where companies create communities and attract users to interact through games, chatting and social networking.  We believe the revenue potential and scalability from virtual worlds are significant.  While this market is in its early stage of development, we believe that a small amount of investment now can position our company to be among the first-to-market in an exciting and potentially lucrative space.  Management believes that there are multiple revenue opportunities, including licensing, revenue-sharing on virtual goods and participation in premium subscriptions.

•
Introduce new products into all markets.  Our technology roadmap includes a variety of new proprietary products that we believe will have immediate uptake in the market, and will raise our average revenue per customer in the future.  We also believe that customers will grow to rely on these new products, which will increase switching costs and will increase customer retention over time.

•
Pursue strategic mergers and acquisitions.  While our management team believes that focus on organic growth is critical, we have engaged from time to time in discussions with other technology companies about potential business combinations.  Our management team has significant experience in mergers and the integration of operating companies, and we believe that strategically appropriate, well-executed acquisitions could create accelerated growth.  Our ideal acquisitions would be complementary businesses, assets and technologies that share the same customer target and value proposition.  These combinations could raise average customer value, increase the depth of customer relationships and better leverage our investment in developing our sales channels into these markets.

Sales and Marketing

Historically, we have focused on developing technology rather than aggressively driving sales.    Our current sales force is structured for direct sales to video game and film industry customers and greater account penetration to further the adoption of our services and expansion into new revenue areas, including international markets, social networking, virtual worlds and licensing to entertainment and non-entertainment industries.  Our sales professionals are experienced in selling animation software and services and are organized by geography.

The sales team includes sales people and technical account managers who facilitate adoption of the products by customers.  In the future, the sales force plans to spend most of its time addressing existing markets and the remainder of its time expanding our channel sales opportunities.  Each sales person sells both game and film animation, so we do not believe there is a need for two distinct sales teams.  We have already begun to spend more time, effort and money to enhance and expand our industry relationships by attending U.S. and foreign trade shows, and other industry-specific B2B events.  We have begun to increase our public relations activity, and are developing an investor relations and media capability, in order to expand our profile in the marketplace.

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than that routinely imposed on corporate businesses.  However, a number of our customers and potential customers, such as developers of interactive software games, are in industries where software products containing graphic violence and sexually explicit material are subject to consumer advocacy group opposition, government rating systems and, in certain cases, retailer sales bans.  To date, we have not been materially impacted by these actions primarily because our work is specialized and only pertains to a finite aspect of the overall video game, film or other media. We cannot predict the impact of future regulations on either us or our customers.

Employees

We had 38 full-time employees as of September 30, 2010, comprised of 28 employees in product development, operations and engineering, 4 employees in sales and marketing, and 6 employees in general, administrative and executive management.  In addition, we make use of a varying number of temporary employees and outsourced service companies to manage the normal cyclical growth and decline of animation staff requirements.  None of our employees are covered by a collective bargaining agreement, and our management considers relations with our employees and vendors to be good.

Segment Reporting

We operate in a single reporting segment. Geographical financial information for fiscal years 2010 and 2009 is presented in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this annual report on Form 10-K.

Available Information

Our annual, quarterly and current reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge on our website at www.image-metrics.com, as soon as reasonably practicable after such reports have been electronically filed or otherwise furnished to the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

Item 1A.  Risk Factors.

If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline.

Risks Relating to Our Business and Industry

We have a history of operating losses and uncertain future profitability, and we received a going concern qualification in our fiscal 2010 audit; there can be no assurance that we will succeed.

We have incurred losses from operating activities since we began operations and have an accumulated deficit of $37.1 million as of September 30, 2010.  We incurred an operating loss of $7.0 million during the fiscal year ended September 30, 2010, and expect to continue operating at a loss for some period of time. We continue to face the risks and difficulties of an early stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.  The report of our independent registered public accounting firm with respect to our fiscal year ended September 30, 2010 included in this annual report on Form 10-K includes a going concern explanatory paragraph indicating that our recurring operating losses and our current liabilities in excess of our current assets raise substantial doubt about our ability to continue as a going concern.  Depending upon the results of our operations for fiscal 2011 and our ability to raise additional capital, we may also receive a report with a going concern explanatory paragraph from our independent registered public accountants in connection with our financial statements to be included in our annual report on  Form 10-K for the fiscal year ending September 30, 2011.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.  In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer’s internal controls over financial reporting.  Assigned to accounting issues at present are only Ron Ryder, our Chief Financial Officer, and two financial consultants, which may be deemed to be inadequate.  Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause stockholders to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Management concluded that, as of September 30, 2010(our year end prior to the share exchange transaction), our internal controls and disclosure control processes were not effective.  Subsequent to September 30, 2010, we implemented remedial actions to strengthen our internal controls and disclosure control processes and have since remediated these deficiencies, although there can be no assurance that such deficiencies will not reoccur.

Because the video game and film industries are always evolving, their future growth and ultimate size are difficult to predict.  Our business will not grow if the use of our facial animation services does not continue to grow.

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

If our products and services do not achieve market acceptance, we may never have significant revenues or any profits.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business.  As a result, the value of an investment in our company could be significantly reduced or completely lost.

Our ability to generate revenue is highly dependent on building and maintaining relationships with film and visual effects (VFX) studios, commercial producers and game developers.  No assurance can be given that a sufficient number of these companies will demand our facial animation services or other computer-generated animation services, thereby expanding the overall market for digital characters in films, games and other forms of entertainment and enabling us to increase our revenue to the extent expected.  In addition, the rate of the market’s acceptance of other computer-generated animation technologies cannot be predicted.  Failure to attract and maintain a significant customer base would have a detrimental effect on our business, operating results and financial condition.

Our future growth will be harmed if we are unsuccessful in developing and maintaining good relationships with entertainment companies.

Our business strategy may in the future be dependent on our ability to develop relationships with entertainment companies to increase our customer base.  These companies recommend our services to their customers, provide us with referrals and help us build presence in the market.  These relationships require a significant amount of time to develop.  Currently, we have established a limited number of these relationships.  We must expand current relationships and establish new relationships to grow our business in accordance with our business plan.  We may not be able to identify, establish, expand and maintain good relationships with quality entertainment companies.  Additionally, it is uncertain that such relationships will fully support and recommend our facial animation services.  Our failure to identify, establish, expand and maintain good relationships with quality entertainment companies would have an adverse effect on our business.

The majority of the contracts we have with customers are cancelable for any reason by giving 30 days advance notice.

Our customers have historically engaged us to perform services for them on a project-by-project basis and are required by us to enter into a written contractual agreement for the work, labor and services to be performed.  Generally, our project contracts are terminable by the customer for any or no reason on 30 days advance notice.  If a number of our customers were to exercise cancellation rights, our business and operating results would be materially and adversely affected.

We have a large concentration of business from a small number of accounts.  A decision by a key customer to discontinue or limit its relationship with us could have a material adverse effect on our business.

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 69% and 83% of our revenue for the fiscal years ended September 30, 2010 and 2009, respectively, resulted from sales to Take-Two Interactive Software, Inc. (Rockstar Games).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

Our facial animation services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our facial animation services are new and our business model is evolving.  Our services depend on the needs of our customers and their desire to create believable facial performances in computer-generated characters.  Since the video game and film industries are characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond to new research and development and technological changes affecting our customers and collaborators.  We may not be successful in developing and marketing, on a timely and cost-effective basis, new or modified services, which respond to technological changes, evolving customer needs and competition.

If we fail to recruit and retain qualified senior management and other key personnel, we will not be able to execute our business plan.

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management.  The industry is characterized by heavy reliance on software and computer graphics engineers.  We must, therefore, attract leading technology talent both as full-time employees and as collaborators, to be able to execute our business strategy.  Presently, our key senior management and key personnel are Robert Gehorsam, Chief Executive Officer, Ron Ryder, Chief Financial Officer,  and Kevin Walker, Ph.D., Chief Technology Officer.

The loss of the services of one or more of our senior managers could impair our ability to execute our business plan, which could hinder the development of products and services.  We have assumed certain employment agreements from our U.K. predecessor with members of our key senior management team, along with agreements with some of these members regarding confidentiality, non-competition and invention assignment.  Under California law, the non-competition provisions in the employment agreements will likely be unenforceable, which could result in one or more members of our senior management or key personnel leaving us and then, despite our efforts to prevent them from doing so, competing directly against us for customers, projects and personnel.

If we fail to protect our intellectual property, our current competitive strengths could be eroded and we could lose customers, market share and revenue.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our services from our competitors’ products and services.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

We hold a United States patent which expires in 2025.  We have a number of additional filings pending, or issued, which cover the technology that is related to the subject of our United States patent.  In addition, we are developing a number of new innovations for which we intend to file patent applications.  No assurance can be given that any of these patents will afford meaningful protection against a competitor or that any patent application will be issued.  Patent applications filed in foreign countries are subject to laws, rules, regulations and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to United States patents will issue.  If these foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.  The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain.  Accordingly, there can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology.  No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  If other companies’ existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies, including us, to obtain licenses or else to design around those patents.  If we are found to be infringing third-party patents, there can be no assurance that any necessary licenses would be available on reasonable terms, if at all.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or obtain and use information that we regard as proprietary.  Unauthorized use of our proprietary technology could harm our business.  Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

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

Competition in the development of facial animation technology is expected to become more intense.  Competitors range from university-based research and development graphics labs to development-stage companies and major domestic and international film studios and game developers.  Many of these entities have financial, technical, marketing, sales, distribution and other resources significantly greater than those of our company.  There can be no assurance that we can continue to develop our facial animation technology or that present or future competitors will not develop computer-generated animation technologies that render our facial animation technology obsolete or less marketable or that we will be able to introduce new products and product enhancements that are competitive with other products marketed by industry participants.

If we fail to properly identify, negotiate and execute potential business combinations, any merger and acquisition activity may adversely affect the value of an investment in our company.

We may engage in mergers and acquisitions activity to accelerate our growth and market presence, and our growth strategy includes such acquisitions.  These transactions may cause you to experience dilution in your equity ownership percentage in our company, and there can be no assurance that we will be able to successfully execute upon these potential acquisitions.  These transactions may have a significant impact upon our overall business, management focus and ongoing cash requirements.  If we fail to properly identify appropriate strategic targets, negotiate advantageous financial terms, retain key personnel from acquired companies, or properly complete and integrate these operations, our business may be adversely affected.

Our customers are on various payment schedules and our liquidity may be negatively impacted if payment schedules change or customers are slow to pay.

We have negotiated a variety of payment schedules with customers, and there is no standard for payment cycles in our business.  These payment schedules are likely to change, and we may not be able to negotiate equally favorable payment schedules in the future. Further, we are vulnerable to delays in payments by customers for services rendered or the uncollectability of accounts receivable.   Either of these factors could have a material adverse effect on our liquidity and working capital position.  We are subject to credit risks from time to time, particularly in the event that any of our receivables represent sales to a limited number of customers.  Failure to properly assess and manage such risks could require us to make accounting adjustments to our revenue recognition policies and our allowance for doubtful accounts.

The value of an investment in our company may be significantly reduced if we cannot fully fund our growth strategy from projected revenue and the proceeds from private placements.

We expect that we will be able to fund the development and growth of our business from existing and projected revenue, along with the net proceeds from debt and equity private placements, to operate for the next 12 months.  To execute our growth strategy, we expect to need significant further development of both our technology and our marketing infrastructure in existing and new markets.  We have not completely identified all of the development and marketing requirements to successfully execute this strategy.  If we are unable to generate on our own, the necessary funds for operations and to fully implement the actual required development, marketing and expansion activities, we will be required to seek additional capital to fund these activities, and may not be able to continue as a going concern.  In addition, our plans or assumptions with respect to our business, operations and cash flow may materially change or prove to be inaccurate.  In this case, we may be required to use part or all of the net proceeds of private placements to fund such expenses and/or seek additional capital.  This will depend on a number of factors, including, but not limited to:

•	the growth, condition and size of the video game and film industries;
•	the rate of growth of customer interest in believable facial animation in their games and films;
•	the rate of market acceptance and new customer acquisition of our services;
•	the rate of new product introduction and uptake by customers;
•	our ability to negotiate favorable pricing and participation terms with customers;
•	our ability to negotiate favorable payment arrangements with customers; and
•	our ability to execute against our growth strategy and manage cash effectively.

If we attempt to raise additional capital, it may not be available on acceptable terms, or at all.  The failure to obtain required capital would have a material adverse effect on our business.  If we issue additional equity securities in the future, stockholders could experience dilution or a reduction in priority of their stock.

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

As a result of the exchange transaction in March 2010, we are completing a review of the net operating losses incurred by Image Metrics Limited and Image Metrics CA, Inc., a Delaware corporation and wholly-owned subsidiary of Image Metrics Limited, prior to the transaction.  Our inability to fully utilize our net operating losses to offset taxable income generated in the future could have a negative impact on our future financial position and results of operations.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Our wholly owned subsidiary, Image Metrics Limited, operates in the United Kingdom and we have several customers that pay us in foreign currencies.  Consequently, we are subject to fluctuations in foreign currency exchange rates. Fluctuations in foreign currencies that we make and receive payments in could negatively impact our financial results.

Risks Related to Our Common Stock

There is no active public market for our common stock and an active trading market may not develop.

There is currently no active public market for our common stock.  An active trading market may not develop or, if developed, may not be sustained.  The lack of an active market may impair the ability of stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable.  The lack of an active market may also reduce the market value and increase the volatility of our shares of common stock.  An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

As of February 14, 2011, our executive officers and directors as a group beneficially owned approximately 45.5% of our outstanding shares of common stock and voting preferred stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.  In addition, since our common stock is quoted on the OTC Bulletin Board® (OTCBB), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities., stockholders may find fewer buyers to purchase the stock or a lack of market makers to support the stock price.

We do not anticipate paying dividends in the foreseeable future; investors should not buy our stock if they expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.  In addition, advanced notice is required prior to stockholder proposals.

No assurance can be given that our shares of common stock will ever be listed on Nasdaq or another national securities exchange.

Our common stock currently trades in the over-the-counter market and is quoted on the OTC Bulletin Board.  We intend to apply to list the common stock for trading on the Nasdaq Capital Market when we begin to approach the quantitative eligibility criteria of that market including, among other items, $5.0 million in stockholders’ equity, $15.0 million market value for publicly-held shares and a $4.00 bid price per share.  No assurance can be given that we will satisfy the initial listing requirements, or that our shares of common stock will ever be listed on Nasdaq or another national securities exchange.

Item 1B.  Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 2.  Properties.

We lease approximately 8,000 square feet of office space in Santa Monica, California and 2,350 square feet of office space in Manchester, United Kingdom, to house our administrative, marketing and product development activities.  We pay $20,000 per month in rent in Santa Monica, under a month-to-month lease, subject to a 30-day cancellation right.  We pay $7,000 per month in rent in Manchester, under a lease that expires in November 2012.  We believe there are numerous available sites to relocate our offices, if necessary.

Item 3.  Legal Proceedings.

We are not currently involved in any pending or threatened legal proceedings.

Item 4.  Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our shares of common stock are currently quoted and on the OTC Bulletin Board under the symbol IMGX.OB.  Our symbol prior to the closing of our share exchange transaction in March 2010, was ICLA.OB.  No trades, however, were ever made with respect to shares of International Cellular Accessories common stock prior to the share exchange transaction.  As a result, there is no high and low bid information for shares of International Cellular Accessories common stock for 2009.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. The information represents prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Calendar Quarter	2010
	High	Low
First (from March 15, first day of trading)	$1.80	$1.53
Second	$1.70	$1.60
Third	$1.65	$0.60
Fourth	$1.20	$1.05

On February 14, 2011, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.49 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it.

Holders

As of February 14, 2011, there were 17,869,277 shares of our common stock issued and outstanding and approximately 100 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the three months ended September 30, 2010 that were not previously reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

There were no stock repurchases during the three months ended September 30, 2010.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	our inability to raise sufficient additional capital to operate our business;

•	adverse economic conditions;

•	unexpected costs, lower than expected sales and revenues, and operating deficits,

•	the ability of our products and services to achieve market acceptance;

•	our reliance on one customer for a significant percentage of our revenue;

•	the volatility of our operating results and financial condition;

•	our ability to develop and maintain relationships with entertainment companies;

•	our ability to protect our intellectual property;

•	our ability to attract or retain qualified senior management personnel, including software and computer graphics engineers, and

•	the factors set forth under the caption “Risk Factors” in Part I, Item 1A. and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein, except as required by U.S. federal securities laws. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under Part I, Item 1A. entitled “Risk Factors.” These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

The following discussion should be read in conjunction with our audited financial statements for the fiscal years ended on September 30, 2009 and 2008 included as an exhibit in our Form 8-K/A filed with the SEC on April 14, 2010, and the Consolidated Financial Statements and notes thereto included at the end of this annual report on Form 10-K.

Description of Our Company and Predecessor

We were incorporated in the State of Nevada in October 2004.  We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  In March 2005, we filed a registration statement with the SEC, which became effective in May 2005, and we became a publicly-reporting and trading company.  Our cellular accessories business was discontinued in 2006 and we were inactive through March 10, 2010, though we continued to timely file our periodic reports with the SEC.

On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics Ltd”).  As a result of the exchange offer, we are engaged in the business of providing technology-based facial animation solutions to the interactive entertainment industry.  Effective March 10, 2010, we changed our corporate name to Image Metrics, Inc.  The term “Image Metrics” (as well as “we”, “our”, and “us”) refers to Image Metrics Ltd prior to March 10, 2010, and to Image Metrics, Inc. as of and after such date.

Overview

Image Metrics is a provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe we are the leader in the field of facial animation in terms of quality, cost and completion time.  Examples of our notable and innovative facial animation projects include the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks, 2009 “Grand Theft Auto IV” video game, which generated over $500 million in sales in its first week, the 2009 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Academy Awards® including one for achievement in visual effects, and the 2009 Black Eyed Peas’ “Boom Boom Pow” music video, which won a Grammy® Award for best short form music video.

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

Total revenue during the fiscal year ended September 30, 2010 was $5.9 million, up from $4.0 million during the fiscal year ended September 30, 2009.  The increase in revenue is the result of our efforts to build brand awareness, identify sales opportunities and build a broader customer base.  Our increased production and projects resulted in us delivering 821 minutes of animation to our customers during fiscal year 2010 compared to 530 minutes of animation delivered to customers in fiscal year 2009.

Gross margin was 48% for the fiscal year ended September 30, 2010, compared to 25% for the fiscal year ended September 30, 2009.  The marked improvement is a result of better management of our pipeline process management and higher number of projects that increased our labor utilization.

Cash flows used for operations were $8.8 million for the fiscal year ended September 30, 2010, compared to $3.2 million for the fiscal year ended September 30, 2009.  The increase in cash flows used for operations was primarily the result of a decrease in deferred revenue, partially offset by increased accounts payable and decreased other current assets. Cash flows from financing activities were $8.5 million for the fiscal year ended September 30, 2010, compared to $4.1 million for the fiscal year ended September 30, 2009.   Increased cash flows were the result of additional debt and equity financings.

Impact of Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”.  This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statements of Accounting standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that required the Company to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, the Company determined that certain of its warrants, that were contractually indexed to 643,894 shares of Common Stock and that are classified in stockholders’ equity on September 30, 2008, will no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on October 1, 2009, the Company is required to reclassify those warrants, at their fair value of $0.26 million to liabilities where they will continue to be measured at their respective fair values with corresponding changes in fair values charged or credited to interest income or expense.

Critical Accounting Policies

A summary of our significant accounting policies are disclosed in Note 1 of our Consolidated Financial Statements included in Part IV, Item 1 of this Annual Report on Form 10-K.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

We consider certain accounting policies related to revenue recognition, notes payable, and deferred tax assets and liabilities to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each.

Revenue Recognition

We derive our revenue from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We  recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by ASU 2009-13, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of our animation revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (VSOE), which is the price charged when that element is sold separately, or third party evidence (TPE).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and TPE at least annually. If we conclude we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a stand-alone basis or our best estimate of the selling price for that unit of accounting.  During fiscal years 2010 and 2009, the majority of our revenue is related to contracts that involve the delivery of multiple elements, as such, all the revenue associated with these contracts was recognized based on estimated selling price.

Estimated selling price for each deliverable is determined based on a calculation of internal direct costs plus our anticipated profit margin, which is the method we would use to price the same deliverable on a standalone basis, then compared for reasonableness to available market information on prices charged by other providers for similar services.  Significant deliverables in the arrangement qualify as separate units of account and are recognized throughout the service period as the elements are delivered.

Notes Payable

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain derivative instruments, such as derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

For options, warrants and warrant liability, we estimate fair value using either a Monte Carlo Simulation, the Black-Scholes-Merton option pricing model. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based on the experience of other entities in our industry.

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

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	2010		2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$5,945	100%	$3,952	100%
Cost of Revenue (exclusive of depreciation shown separately below)	(3,075)	-52%	(2,965)	-75%
Gross Profit	2,870	48%	987	25%

Operating Expenses
Selling and Marketing	1,558	26%	2,706	68%
Research and Development	1,456	24%	2,190	55%
Depreciation	196	3%	218	6%
General and Administrative	6,649	112%	2,785	70%
Total Operating expenses	9,859	166%	7,899	200%
Operating Loss	(6,989)	-118%	(6,912)	-175%
		0%		0%
Interest Expense (net)	(1,760)	-30%	(404)	-10%
Other Income	(12)	0%	-	0%
Loss on Investment	(729)	-12%	-	0%
Foreign Exchange (Loss) Gain	(164)	-3%	537	14%
Total Other (Expenses) Income	(2,665)	-45%	133	3%

Loss before taxes	(9,654)	-162%	(6,779)	-172%
Provision for income taxes	-	0%	-	0%
Net Loss	$(9,654)	-162%	$(6,779)	-172%

Comparison of Fiscal Years Ended September 30, 2010 and September 30, 2009

Total revenue for the fiscal year ended September 30, 2010 increased by 50 % at $5.95 million, compared to $3.95 million in the fiscal year ended September 30, 2009.  The increase in revenue is the result of our efforts to build brand awareness, identify sales opportunities, and build a broader customer base.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, increased by 4%, or $0.11 million, to $3.08 million for the fiscal year ended September 30, 2010, from $2.97 million for the fiscal year ended September 30, 2009.  This decrease was the result of better management of animation service focused labor, including more inefficient scheduling of resources in alignment with customer needs.  This improvement was attributable to improved processes on managing our process pipeline and project scheduling, as well as gaining efficiencies when removing the excess capacity from our pipeline.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 42%, or $1.15 million, to $1.56 million for the fiscal year ended September 30, 2010 from $2.71 million for the fiscal year ended September 30, 2009.   The lower expenses primarily were a result of fewer sales personnel, lower use of consultants and lower incentive compensation.

As a percentage of revenue, sales and marketing expenses for the fiscal year ended September 30, 2010 decreased by 43% compared to the fiscal year ended September 30, 2009.  During fiscal year 2009, the Company spent a significant amount of money on buildings its sales team, its market presence and developing its existing customer base.  The expense from fiscal year 2009 had a direct impact on increasing revenue in fiscal year 2010.  The increased revenue from direct efforts in fiscal year 2009 in combination with a reduction in sales personnel throughout fiscal year 2010 resulted in lower sales and marketing costs for fiscal year 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses decreased 34%, or $0.73 million, to $1.46 million for the fiscal year ended September 30, 2010 compared to $2.19 million for the fiscal year ended September 30, 2009.  The decreases were attributable to fewer employees and a reduction in incentive compensation for the remaining personnel. As a percentage of revenue, research and development expenses decreased by 31% for the fiscal year ended September 30, 2010 from September 30, 2009.  This decrease compared to revenue is a direct result of our continued service revenue growth.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment.  Depreciation expenses remained materially consistent at approximately $0.20 million for the fiscal year ended September 30, 2010 compared to $0.22 million for the fiscal year ended September 30, 2009.

 As a percentage of revenue, depreciation expense decreased to 3% for the fiscal year ended September 30, 2010 from 6% for the fiscal year ended September 30, 2009.  This decrease compared to revenue is a direct result of our continued service revenue growth and minimal capital expenditures during the fiscal year ended September 30, 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses increased 139%, or $3.86 million, for the fiscal year ended September 30, 2010 from $2.79 million for the fiscal year ended September 30, 2009.   The majority of the increased expenses were from the increased number of personnel resulting in higher payroll by $1.71 million, professional fees that increased by $1.55 million and were primarily incurred for the March 210 share exchange transaction, debt and equity financing and preparation and review of SEC filings, $0.30 of  increased stock compensation for options issued to employees and non-employee directors, and $0.33 million of increased travel expenses.

Interest Income (Expense)

Interest income and expense is from our notes payable , fair value adjustment for warrant liability and warrants associated  with our notes payable.  We recorded net interest expense for the fiscal year ended September 30, 2010 of $1.76 million compared to interest expense of $0.40 million in the fiscal year ended September 30, 2009.  This increase was attributable to the issuance of convertible debt with detachable warrants during the fiscal year  2010.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired.  The warrant liability resulted in interest expense of $1.2 million during fiscal year 2010.  The convertible debt issued in second quarter of fiscal year 2010 had a beneficial conversion feature with a fair value of $0.63 million that was recorded as interest expense.

As a result of our change in control in March 2010, certain notes payable issued between October 2006 and February 2010 went into default status. All outstanding amounts related to these notes payable became immediately payable.  As such, we have classified all these notes payable as current on our Consolidated Balance Sheets.  These notes continue to accrue interest at 5% per year until paid in full.  The notes mature by their terms between May 2009 and February 2013.

Gain (Loss) on Foreign Exchange Transactions

We had a foreign currency translation loss of $0.16 million during the fiscal year ended September 30, 2010 compared to a gain of $0.54 million during the fiscal year ended September 30, 2009.  During the fiscal year ended September 30, 2010, we experienced reduced volatility in the fluctuation of the exchange rates of the European currencies for US dollars and lower amount of transactions in  foreign currencies compared to the fiscal year ended September 30, 2009, which resulted in a smaller foreign currency impact in fiscal year 2010 compared to fiscal year 2009.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity private placements.  The Company's ability to continue as a going concern is dependent upon its ability to successfully raise further capital through equity or debt financing.  There is no assurance the Company will be successful in its efforts to raise capital.

At September 30, 2010, we had $0.38 million in cash and approximately $1.0 million credit available under a secured convertible loan.  Borrowings under the loan (i) are secured by a first priority lien on all of our assets, including the assets of our principal operating subsidiary, and a cross-guarantee by that subsidiary, (ii) bear interest at 13.5% per annum, payable at maturity, and (iii) may be converted at any time and from time to time, at holder’s option, into shares of our common stock at a conversion price of $1.00 per share. The loan matures on January 31, 2011, subject to mandatory prepayment of principal and interest on the earliest maturity date of any subsequent public or private debt financing received by us at any time before maturity.  The loan agreement includes customary affirmative and negative covenants, and customary events of default as further described in Footnote 4 in the footnotes to our audited financial statements included in Section 15 of this annual report on Form 10-K.  We have $2.8 million of outstanding convertible promissory notes that are scheduled to mature in the second quarter of fiscal year 2011.

Net cash used for operating activities for the fiscal years ended September 30, 2010 and 2009 was $8.77 million and $3.21 million, respectively.  Our net loss of $9.47 million in the fiscal year ended September 30, 2010, was partially adjusted for noncash interest of $1.62 million, stock compensation expense of $0.42 million, depreciation of $0.20 million and foreign currency transaction loss of $0.16 million.  Operating cash flows were negatively impacted by a $2.82 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer, $0.73 million decrease in investments for the loss on Optasia, and $0.56 million in lower accrued liabilities, primarily from the payout of employee incentive compensation related to fiscal year 2009.  Operating cash outflows were offset by lower prepaid expenses of $0.81 million, increased accounts payable of $0.85 million and lower accounts receivable of $0.16 million.

Net cash used for investing activities for the fiscal year ended September 30, 2010 and 2009 was fairly consistent at $0.16 million, and $0.19 million, respectively.  The primary purchases for September 30, 2010 and 2009 consisted of computer equipment and software.

Net cash provided by financing activities was $8.47 million and $4.09 million for the fiscal year ended September 30, 2010 and 2009, respectively.  The net cash provided from financing activities during fiscal year 2010, was from the issuance of convertible notes, in the amount of $6.30 million and $3.23 million received from the sale of stock.  These cash receipts were partially offset from payments on convertible and nonconvertible notes totaling $0.98 million and the issuance of debt costs totaling $0.08 million.  The net cash provided from financing activities in September 30, 2009, included proceeds from the sale of stock of $1.56 million and issuance of debt totaling $3.40 million, which was partially offset by payments on nonconvertible notes for $0.42 million.

We have certain convertible notes that are in default.  These notes have not had an adverse impact on our ability to secure additional debt or equity financing and we do not anticipate the defaults on these notes to restrict our ability to secure additional financing in the future.  The convertible notes accrue interest at 5% per annum, compounded annually.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the change of ownership.  As of September 30, 2010, the principal and accrued interest owed on these loans was $224,000.  The noteholders have not taken any steps to accelerate the notes, which mature by their terms between May 2009 and February 2013.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease various facilities and equipment in the United States and United Kingdom under non-cancelable operating leases that expire through 2013. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $571,000 and $561,000 for fiscal years 2010 and 2009, respectively.

As of September 30, 2010, contractual obligations include minimum rental commitments under non-cancelable operating leases and payments on notes payable as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$224	$142	$82	$—	$—
Notes Payable	$2,832	$2,832	$—	$—	$—
Total	$3,056	$2,974	$82	$—	$—

Equity Compensation Plan Information

There are 5,562,587 shares of common stock reserved for issuance under our 2009 Share Incentive Plan and 2010 Incentive Compensation Plan.  We adopted our 2010 Incentive Compensation Plan on March 10, 2010, and prior to that date, we did not have in place an equity compensation plan.  Also, on March 10, 2010, we assumed Image Metrics Limited’s 2009 Share Incentive Plan.

The following table provides information as of February 14, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plans.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,684,705	$1.10	294,756
Equity compensation plans not approved by security holders	-	-	-
Total	3,684,705	$1.10	294,756

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies

Item 8. Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not had any changes in or disagreements with our accountants beyond what has been previously reported in the Company’s current report on Form 8-K filed with the SEC on May 20, 2010.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our senior management, including our chief executive officer, Robert Gehorsam and our chief financial officer, Ronald Ryder, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Management's Report on Internal Control over Financial Reporting

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

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010 due to material weaknesses in the controls.

The Company’s chief executive officer and chief financial officer concluded that material weaknesses existed in properly applying the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures” and application of an appropriate transfer pricing policy.

Subsequent to September 30, 2010, the Company’s chief executive officer and chief financial officer in discussion with the Company’s audit committee authorized the restatement of the Company’s previously issued financial statements on form 10-Q for the periods ended March 31 and June 30, 2010, and concluded, as a result of the restatements, that material weaknesses in internal control over financial reporting existed as of September 30, 2010.   Management has made significant changes subsequent to the September 30, 2010 balance sheet date and is engaged in an ongoing effort to correct the material weaknesses in internal control over financial reporting.

The restatement of our financial statements involved previously issued financial statements for the periods ended March 31 and June 30, 2010, and, in management’s evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report, our chief executive officer and chief financial officer concluded, as a result of the restatement, that material weaknesses in our internal control over financial reporting continued, as described above, to exist as at September 30, 2010, and that our internal control over financial reporting were not effective as of September 30, 2010. Given these reportable conditions and material weaknesses, management has devoted additional resources to resolving questions that arose during the period covered by this report. As a result, we are confident our financial statements, as of September 30, 2010, fairly present in all material respects our financial condition and results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We made the following changes to our internal control over financial reporting during and after the year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting:

(i)	We have retained a qualified accountant to assist in the preparation of our public filings and assist on accounting matters;

(ii)	We implemented the use of current GAAP checklists and disclosure reporting guides;

(iii)	Our key accounting personnel attend continuing education seminars and read quarterly updates on accounting guidance, trends, techniques and financial reporting requirements; and

(iv)	Our management team and key accounting personnel increased their knowledge of derivative accounting and proper accounting treatment of derivatives and use of the Monte Carlo Simulation technique.

(v)	Our management team and key accounting personnel increased their knowledge of fair value accounting and transfer pricing matters.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers, and their positions, are as follows:

Name	Age	Position

David Rolston, Ph.D.	57	Chairman of the Board

Robert Gehorsam	55	Chief Executive Officer and Director

Ron Ryder	41	Chief Financial Officer

Kevin Walker, Ph.D.	35	Chief Technology Officer and Co-Founder

Ranjeet Bhatia	39	Director

Peter Norris	52	Director

Unless otherwise noted, all of our directors and executive officers joined our company in the same positions that they held in Image Metrics Limited at the closing of our share exchange transaction on March 10, 2010.  The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

David Rolston, Ph.D., Chairman of the Board, is a computer graphics pioneer, with more than 25 years of experience in the industry.  He joined the Board of Image Metrics Limited in March 2008 and became its Chairman in August 2008.  He has served as the Chief Executive Officer of SiPort, Inc. since December 2009.  Prior to SiPort, he was the Chief Executive Officer of Forterra Systems Inc., a provider of virtual worlds software, and had held this position since June 2005.  From 2001 until joining Forterra, he was General Manager and Vice President of Engineering at ATI Technologies.  He has also held the positions of Chief Executive Officer of Multigen/Paradigm and General Manager/Director of Marketing at Silicon Graphics.  He received a Ph.D. in Computer Science and an M.S.E. degree in Industrial Engineering from Arizona State University, and a B.S.E. degree from Northern Arizona University.

Mr. Rolston’s more than 25 years of experience in computer graphics, academic knowledge and day-to-day operational leadership of other technology growth companies make him well qualified as a member of our board.

Robert Gehorsam, Chief Executive Officer and Director, joined our company in September 2010.  Prior to joining our company, Mr. Gehorsam was the President and a member of the board of directors of Forterra Systems, Inc., a provider of virtual worlds software, from June 2005 to January 2010, Chief Executive Officer from July 2004 to May 2005, and Vice President from May 2002 to June 2004.  Prior to Forterra, Mr. Gehorsam served as Senior Vice President, Programming and Production at Viacom's CBS Internet Group, where he was responsible for content, creative, production and operations for CBS.com, CBSnews.com and related wholly-owned CBS internet properties, from June 2000 to July 2001.  Prior to joining Viacom, he was Senior Vice President for Programming and Production at Sony Online Entertainment from May 1997 to May 2000.  In addition to business planning for Sony Online, he was directly responsible for all operations, product acquisition and development, and technology for The Station@sony.com, one of the world's most popular game destinations on the Internet.  Mr. Gehorsam received a B.A. degree from Grinnell College.

Mr. Gehorsam brings extensive internet and digital media industry knowledge to the company and a deep background in technology product development, production and management, having worked in executive roles in the industry, making him well qualified as a member of the board.

Ron Ryder, Chief Financial Officer, joined Image Metrics Limited as Chief Financial Officer in May 2009.  From October 2006 through May 2009, he was a Principal at Matrix Consulting , a financial consulting firm in Los Angeles.  He has advised on technical issues for various companies including Robertson Properties Group, The Walt Disney Company and Celetronix.  From January 2005 through July 2006, he served as Chief Financial Officer of Post Logic Studios with a focus on operational management and ERP system implementation.  He also served as the Chief Financial Officer of Virgin Studios Group from _____ until its sale to Accent Media in ______, and as an entertainment specialist for Ernst & Young from 1995 to 1997.  Mr. Ryder is a Certified Public Accountant, and received his B.S. degree from Cal State Northridge.

Kevin Walker, Ph.D., Chief Technology Officer and Co-Founder, co-founded Image Metrics Limited in 2000 and leads the team that invented and continues to develop our core technology.  Dr. Walker has published 11 technical white papers since 1997 relating to his work on active appearance models and the use of computer vision in animation, and holds several patents in the field.  Dr. Walker received the British Machine Vision Conference Best Poster Prize in 1997.  He received his Ph.D. in Computer Vision and Face Recognition and a B.Sc. degree in Computer Science from the University of Manchester, England.

Ranjeet Bhatia, Director, joined the Board of Directors of Image Metrics Limited in 2002.  Mr. Bhatia has served as the Managing Director of Saffron Hill Ventures Ltd., a private equity fund, since May 2000.  Prior to that, he worked as Senior Investment Advisor to the Chairman of Loot Group of Companies  and, more than ten years ago, held various financial positions at Citigroup, DynCorp and Booz Allen & Hamilton.  He received an M.B.A. degree from UCLA, an M.A. degree from Johns Hopkins University, and a B.A. degree from Occidental College.

Mr. Bhatia has extensive knowledge of capital markets and private equity investing (with a focus on early-stage and growth companies) from experience with Saffron Hill Ventures, making his input valuable to the board’s discussions of our capital markets activities, cash management, liquidity needs and risk analysis.  As a director since 2002 and representative of the company’s largest stockholder, Mr. Bhatia leads the board with his own history of innovation and strategic vision for the company.

Peter Norris, Director, who joined our Board of Directors in March 2010, was appointed non-executive Chairman of the Board of Virgin Group Holdings, the holding company that owns brands such as Virgin Media and Virgin Atlantic, in November 2009.  Mr. Norris has over 30 years experience in corporate finance and international capital markets, including senior positions  at Barings and Goldman Sachs.  In 1995, he founded boutique advisory firm New Boathouse Capital, which he sold to merchant banking firm Quayle Munro in 2007, staying as chief executive of the combined business until his appointment with Virgin Group.  Mr. Norris received a degree in Modern History from Oxford University.

Mr. Norris’ experience as an investment banker and non-executive chairman of a major media group, as well as intimate knowledge of the United States-United Kingdom business environment, make him well qualified to be a member of the board.  Mr. Norris’ experience as a director of Virgin Group Holdings gives him exposure to the corporate governance practices of a larger company.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, subject to board member designations described below under “Board Composition”.  Officers are elected annually by the board of directors and serve at the discretion of the board.

Advisory Board

In addition to our management team, we have established an advisory board with members experienced in the video game industry, to advise and assist us in gaining broad marketplace acceptance and to enhance our marketing capabilities.  Our advisory board is expected to meet on a regular basis, and to be available to consult on an as-needed basis, with both management and the board of directors.  Under advisory agreements, advisory board members are appointed for two-year terms.  Members of the advisory board are reimbursed by us for out-of-pocket expenses incurred in serving on advisory board; to date, we have not established a formal compensation program for these members.  To our knowledge, none of the advisory board members has any conflict of interest between their obligations to us and their obligations to us and their obligations to others.

Geoff Heath was most recently the Chief Executive Officer of NCSoft Europe, publisher of the online games Lineage and City of Heroes.  He held that role from 2004 until his retirement in 2009.  Prior to NCSoft, he was a key industry innovator in the European games Industry.  Mr. Heath established Activision’s presence in Europe, along with advising Origin and Maxis (now both divisions of Electronic Arts) as they entered the European marketplace.  He established Mindscape International and acted as non-executive chairman of Climax Studios.  Mr. Heath received the Officer of the British Empire and an honorary Doctor of Arts degree from Abertay University, Dundee.

Michel Kripalani is President of Oceanhouse Media, Inc., a company he founded in January 2009.  Prior to starting Oceanhouse Media, he was Director of Business Development at Autodesk.  Mr. Kripalani joined Autodesk in 2004, where he spent a large portion of his time managing relationships with Microsoft, Sony, Nintendo, and middleware providers.  A veteran of the video game industry, he founded Presto Studios in 1991, which produced The Journeyman Project series, Myst 3: Exile, Whacked!, and many other successful games.  He received a B.A. degree in Visual Arts from the University of California at San Diego.

Board Composition

Through March 10, 2012 (two years after the closing of our share exchange transaction), our board of directors will be composed of five directors.  Dr. David Rolston, Chairman of the Board, took one seat upon the completion of the share exchange transaction in March 2010.  One director will be nominated by each of Saffron Hill Investors Guernsey Limited (Mr. Bhatia) and Verus International (which is still considering candidates who have relevant business experience), and two additional directors (Peter Norris and one person to be determined).  We have agreed that the director nominees will continue to be nominated for election during this period.  The composition of our board of directors, and any future audit committee and compensation committee, will be subject to the corporate governance provisions of our primary trading market, including rules relating to the independence of directors.

Board Committees

We currently have an Audit Committee and Compensation Committee. We have not taken any steps to create a Nominations and Governance Committee.  In 2011, our board of directors expects to create such committee, in compliance with established corporate governance requirements.  Currently, Dr. Rolston and Mr. Norris are our only “independent” directors, as that term is defined under Nasdaq rules.

Audit Committee. Our Audit Committee currently has only one member, Dr. Rolston.  The functions of this committee include, among other things:

•	reviewing and pre-approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	evaluating the performance of our independent auditors and deciding whether to retain their services;

•	reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

•	reviewing and approving related-party transactions;

•
reviewing with our independent auditors and management significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of our financial controls; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters.

Our board of directors has determined that Dr. Rolston qualifies as an audit committee financial expert within the meaning of SEC regulations. In making this determination, our board of directors has considered the nature and scope of Dr. Rolston’s education and business experience. Our board of directors also has determined that Dr. Rolston meets the independence requirements of Rule 10A-3 of the Exchange Act, subject to the exemptions set forth therein. Both our independent registered public accounting firm and management are expected to periodically meet privately with our audit committee.

Compensation Committee.  Our compensation committee consists of Dr. Rolston and Peter Norris, each of whom is a non-employee member of our board of directors. Dr. Rolston is the chairman of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the requirements of the Nasdaq rules.  Our compensation committee is responsible for, among other things:

•
reviewing and approving compensation of our executive officers including annual base salary, annual incentive bonuses, specific goals, equity compensation, employment agreements, severance and change in control arrangements, and any other benefits, compensations or arrangements;

•	reviewing and recommending compensation goals, bonus and option compensation criteria for our employees; and

•	administering, reviewing and making recommendations with respect to our equity compensation plans.

Nominations and Governance Committee.  We plan to establish a nominations and governance committee of the board of directors.  The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

Our directors and executive officers do not have any family relationship between each other.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, there are not any material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Director Compensation

We intend to pay each non-employee director a participation fee for each regular and special meeting of the board of directors attended and to award each such director stock options granted under our incentive compensation plan.  Currently, we compensate directors through options granted under our 2010 Incentive Compensation Plan, and in some cases through an annual stipend.  Our board of directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

Employment Agreements

We have entered into employment agreements with each of Ron Ryder and Kevin Walker, Ph.D.  The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Financial Officer and Chief Technology Officer, respectively.  The employment agreements for Mr. Ryder and Dr. Walker have a term of three years and may be renewed for an additional term of one year upon our and the executive’s mutual agreement, provided the compensation committee of the board of directors provides 90 days written notice of its desire to renew prior to the expiration of the initial term.  The employment agreements provide that each of Mr. Ryder and Dr. Walker will receive a fixed annual base salary during the term of the employment agreement.  In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors based on our company meeting or exceeding certain mutually agreed-upon performance goals and (b) participate in our incentive compensation plans.

The employment agreements provide for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his salary for the lesser of six months or the remainder of the term.  As of September 30, 2010, the maximum payout to Mr. Ryder and Dr. Walker is $135,000 and $90,720, respectively.  The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding our company, (c) soliciting employees, customers and prospective customers of our company during the term of the employment agreement and for a period of one year thereafter, and (d) requiring that all intellectual property developed by the executive and relating to the business of our company constitutes our sole and exclusive property.

Incentive Compensation Plans

In March 2010, we adopted and assumed the Image Metrics Limited 2009 Share Incentive Plan, which was adopted by its board of directors in November 2009.  Following is a summary of the material terms of the 2009 Share Incentive Plan.

The purpose of the plan is to allow our employees, directors, consultants and strategic partners to participate in the company’s growth and to generate an increased incentive for these persons to contribute to our future success and prosperity and to focus on our growth.  Employees, directors, independent consultants and strategic partners are all eligible to receive awards under the plan.  The plan is administered by our board of directors (as successor to Image Metrics Limited).  As of September 30, 2010, there were 1,852,209 shares of common stock issuable upon the exercise of stock options granted under the 2009 Share Incentive Plan, having exercise prices ranging from $0.04 to $2.13 per share.

In March 2010, we also adopted the 2010 Incentive Compensation Plan following the closing of the share exchange transaction. There are a total of 2,547,578 shares of Common Stock available for issuance under the incentive plan.  The purpose of the 2010 Incentive Compensation Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  Our board of directors has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  As of September 30, 2010, there were 1,933,347 shares of common stock issuable upon the exercise of stock options granted under the 2010 Incentive Compensation Plan, having exercise prices ranging from $0.12 to $2.02 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.image-metrics.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to Ron Ryder, our Chief Financial Officer, at Image Metrics, Inc., 1918 Main Street, 2nd Floor, Santa Monica, California 90405.  Any waivers of the application and any amendments to our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.image-metrics.com.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2010 and 2009 to our Chief Executive Officer and our two most highly-compensated officers other than the Chief Executive Officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert Gehorsam	2010	10,000		—	—		—	—
Chief Executive Officer (1)	2009	—	—	—	—		—	—

Michael R. Starkenburg	2010	291,924	—	—	—		—	—
Former President and Chief Executive Officer (2)	2009	264,423	83,000	—	—		—	—

Clifford Chapman	2010	—	—	—	—		—	—
Former Chief Executive Officer (2)	2009	—	—	—	—		—	—

Ron Ryder	2010	249,231	—	—	—		—	—
Chief Financial Officer (3)	2009	73,558	39,000	—	—	—	—	—

Brian Waddle	2010	260,308	—	—	—	—	—	—
EVP, Sales (4)	2009	210,596	153,000	—	—	—	—	—

(1)	Mr. Gehorsam became our Chief Executive Officer on September 10, 2010.

(2)	Mr. Starkenburg resigned as our President and Chief Executive Officer effective September 10, 2010. He had joined our predecessor, Image Metrics Limited, in February 2008.

(3)	Mr. Ryder joined our predecessor, Image Metrics Limited, in May 2009.

(4)	Mr. Chapman resigned as an officer and director of International Cellular Accessories effective March 10, 2010.

(5)
The determination of value of option awards is based upon the Black-Scholes-Merton Option pricing model, details and assumptions of which are set out in our financial statements.  The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	@($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert Gehorsam	-	-	-	-	-	-	-	-	-	-	-
Chief Executive Officer (1)

Michael R. Starkenburg	11/23/2009								1,199,847	0.12	107,890
Former President and Chief Executive Officer (2)	3/10/2010								1,098,000	1.00	538,020

Clifford Chapman	-	-	-	-	-	-	-	-	-	-	-
Former Chief Executive Officer (2)

Ron Ryder	11/23/2009								224,971	0.12	20,561
Chief Financial Officer (3)	3/10/2010								205,875	1.00	100,879

Brian Waddle	11/23/2009								299,962	0.12	27,176
Former EVP, Sales (4)	3/10/2010								274,500	1.00	134,505

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the equity awards outstanding to our executive officers as of September 30, 2010:

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercised	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Robert Gehorsam, CEO	—	—		—	—	—	—	—	—
Ron Ryder, CFO	224,971	—		$0.12	11/28/2019	—	—	—	—
	34,313	171,562		$1.00	03/09/2020	-	-	-	-

Director Compensation

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended September 30, 2010.

Name	Fiscal Year	Fees Earned ($)	(A)	Stock Awards ($)	Options Awards ($) (1)	Nonqualified Deferred Compensation Earnings ($)	Other Annual Compensation ($)	Total ($)
David Rolston, Ph.D., Chairman of the Board	2010	$58,403	—	—	47,530	—	—	$105,933

Ranjeet Bhatia, Director	2010	-	—	—	—	—	—	—

Peter Norris, Director	2010	$-	—	—	31,442	—	—	$31,4420

(1)
The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements.  The amounts represents the fair value  of stock options granted to the named executive officer that vested during fiscal year 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 14, 2011, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholder:

Saffron Hill Entities	13,915,722	(4)	42.4%

Executive Officers and Directors:

David Rolston, Ph.D	352,650	(5)	1.2%

Robert Gehorsam	25,000	(5)	*

Ron Ryder	299,315	(5)	1.0%

Kevin Walker, Ph.D	889,493	(6)	3.1%

Peter Norris	33,333	(5)	*

Ranjeet Bhatia	13,915,722	(4)	42.4%

All executive officers and directors as a group (5 persons)	15,515,513		45.5%

* Less than 1% of outstanding shares of common stock.

(1)	Other than the 5% or greater stockholder listed above, the address of each person is c/o Image Metrics, Inc., 1918 Main Street, 2nd Floor, Santa Monica, California 90405.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after February 14, 2011, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 28,499,813 shares of common stock outstanding on February 14, 2011, which assumes the conversion of all 10,630,536 shares of our series A convertible preferred stock into common stock. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Includes (a) 1,210,089 shares of our common stock held by Saffron Hill Investors Guernsey Limited, (b) 1,497,307 shares of our common stock held by Saffron Hill Ventures Limited Partnership, (c) 1,923,702 shares of our common stock held by Saffron Hill Ventures Limited Partnership II and (d) 962,030 shares of our common stock held by SHIG1 Ltd., which are related entities in which Ranjeet Bhatia is an officer who exercises voting and dispositive power with respect to the shares held by the Saffron Hill entities.  Also includes 3,975,397 shares of common stock issuable upon the conversion of our series A convertible preferred stock and 4,347,197 shares of common stock issuable upon the exercise of warrants.  The address of the Saffron Hill entities is 4-5 Park Place, London SW1A 1LP, United Kingdom.

(5)	Represents shares of our common stock issuable to the named individual upon the exercise of stock options issued from our share incentive plans.

(6)	Includes (a) 352,720 shares of our common stock and (b) 536,773 shares of our common stock issuable to Dr. Walker upon the exercise of stock options issued from our share incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

From March 2009 through September 2009, Image Metrics Limited issued a series of convertible loan notes and other notes in the aggregate principal amount of $2.715 million to Saffron Hill Ventures, our single largest shareholder.  These notes provided that they mature one year from issuance or, if earlier, upon the consummation by Image Metrics Limited of a merger, combination or sale of all or substantially all of Image Metrics Limited’s stock or assets.  The notes, plus interest of approximately $116,897, were converted into Units in our March 2010 private placement on the same terms and conditions as other investors participating in that private placement, except that Saffron Hill Ventures received a separate warrant to purchase one full share of Common Stock per Unit as the lead investor.  Whereas other investors in the March 2010 private placement purchased units for $1 with each unit consisting of one share of series A preferred stock of image Metrics, Inc. and a warrant to purchase one-half share of common stock of Image Metrics, Inc.

In December 2009 and January 2010, Saffron Hill Ventures provided a total of $550,000 in bridge financing to Image Metrics Limited.  Saffron Hill Ventures received bridge notes which (i) became due and payable upon the date of the closing of the March 2010 private placement, (ii) bore interest at 10% per annum, with minimum interest payable equal to 4% of the principal amount of the note and default interest of 18% per annum, and (iii) were converted into the March 2010 private placement at a discounted unit price of 80% of the per unit purchase price.  The securities received upon the conversion of the bridge notes in the private placement are locked-up for six months.  Warrants to purchase a number of shares of our common stock equal to 40% of the principal amount of the bridge note, plus accrued and unpaid interest, were also issued on the maturity date.

As a result of the Company initiating the March 10, 2010 private equity offering, Series B Preferred Ordinary shareholders were entitled to purchase a defined amount of additional shares of Series B Preferred Ordinary at par value of $0.08.  In February 2010, the Company sold to SHV 145,933 shares of its Series B Preferred Ordinary shares at $0.08 per share.   This sale of Series B Preferred Ordinary shares was accounted for as a deemed dividend in the amount of $470,000 and recorded as a reduction to retained earnings.

On March 10, 2010, we entered into a one-year agreement with Saffron Hill Ventures to provide corporate development and corporate finance expertise, as well as ongoing advisory services, to us.  Under the agreement, Saffron Hill Ventures will receive monthly consulting fees of $2,500 for 12 months.

In May 2010, Saffron Hill Ventures provided $650,000 in bridge loans as part of an interim bridge financing.  Saffron Hill Ventures’ investment was on the same terms and conditions as other investors participating in the bridge financing.

Concurrently with the closing of our share exchange transaction in March 2010, we redeemed 8,600,000 shares of our common stock from our former director, Clifford Chapman, and certain other individuals for aggregate consideration of $200 and then cancelled those shares.

Our board of directors has determined that David Rolston, Ph.D. and Peter Norris are the only members of our board of directors who qualify as “independent” directors under Nasdaq’s definition of independence.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees billed to us by BDO for fiscal year 2010 totaled approximately $200,000.  Audit Fees billed to us by Ernst & Young LLP for fiscal year 2009 totaled approximately $236,000.

Audit related fees

Audit related fees consist of assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.  BDO did not provide any audit related services for fiscal year 2010 .  Audit Fees billed to us by Ernst & Young LLP for fiscal years 2010 and 2009 totaled approximately $76,000 and $236,000, respectively.

Tax Fees

During the fiscal years ended September 30, 2010 and 2009; BDO did not render services to us for tax compliance, tax advice or tax planning.

During fiscal years ended September 30, 2010 and 2009; Ernst & Young LLP provided tax research services to us and billed us $86,000 and $0, respectively.

All Other Fees

During the fiscal years ended September 30, 2010 and 2009; our principal accountant did not render services to us for any other services beyond what is listed above.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2010 by BDO was compatible with maintaining BDO ’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

The Audit Committee of the Board of Directors considered and authorized all services provided by our principal accountant.

PART IV – FINANCIAL INFORMATION

ITEM 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 10, 2010, between International Cellular Accessories and Image Metrics Limited. (1)

*3.1	Articles of Incorporation of International Cellular Accessories.

3.2
Certificate of Amendment to Articles of Incorporation amending (i) the name of International Cellular Accessories to Image Metrics, Inc. and (ii) the number and classes of capital stock of Image Metrics, Inc. including the preferences, rights and limitations of Series A Convertible Preferred Stock, filed March 10, 2010, with the Secretary of State of the State of Nevada. (1)

*3.3	Bylaws of Image Metrics, Inc.

4.1	Form of Image Metrics, Inc. Warrant to Purchase Common Stock. (1)

10.1	Form of Private Placement Subscription Agreement to purchase units in Image Metrics, Inc. (1)

10.2	2009 Stock Incentive Plan (as assumed by Image Metrics, Inc.) (2)

14.1	Code of Business Conduct and Ethics. (3)

14.2	Code of Ethics for the CEO and Senior Financial Officers. (3)

21.1	Subsidiaries of Image Metrics, Inc. (2)

*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to Form 8-K dated March 10, 2010, filed with the SEC on March 11, 2010.

(2)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011

IMAGE METRICS, INC.

By:	/s/ Robert Gehorsam
Robert Gehorsam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rolston, Ph.D.	Chairman of the Board	December xx, 2010
David Rolston, Ph.D.

/s/ Robert Gehorsam	Chief Executive Officer and Director	December xx, 2010
Robert Gehorsam	(principal executive officer)

/s/ Ron Ryder	Chief Financial Officer	December xx, 2010
Ron Ryder	(principal financial and accounting officer)

/s/ Ranjeet Bhatia	Director	December xx, 2010
Ranjeet Bhatia

/s/ Peter Norris	Director	December xx, 2010
Peter Norris

IMAGE METRICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEMS 8 and 15(a) (1) and (2)

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Image Metrics, Inc. and its subsidiaries required to be included in Items 8 and 15(a) (1) are listed below:

The financial statement schedules of  Image Metrics, Inc. and its subsidiaries to be included in Item 15(a)(2) are omitted because the conditions requiring their filing do no exist or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Image Metrics, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Image Metrics, Inc. as of September 30, 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Metrics, Inc. at September 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, as of October 1, 2009, the Company adopted the guidance in Accounting Standards Codification 815-40 regarding whether an instrument is considered indexed to an entity’s own stock.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California
February 14, 2011

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	September 30, 2010	September 30, 2009

Assets
Current assets
Cash and cash equivalents	$375	$803
Restricted cash	60	100
Accounts receivable	259	422
Prepaid and other current assets	175	256
Total current assets	869	1,581

Property and equipment (net)	139	177
Investment in Optasia	-	729
	139	906
Total assets	$1,008	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,392	$539
Accrued expenses and other current liabilities	656	1,219
Deferred revenue	5,699	8,522
Notes payable, net of discounts	2,231	830
Notes payable to related party, net of discount	599	-
Warrant liability	2,646	-
Total current liabilities	13,223	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	13,223	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 11,851,637 shares at September 30, 2010 and September 30, 2009, respectively	16	12
Series A Convertible Preferred stock, $0.001 par value. Authorized 20,000,000 shares; issued and outstanding 10,330,536 and 0 shares at September 30, 2010 and September 30, 2009, respectively	7,400	-
Additional paid-in-capital	17,933	15,445
Accumulated deficit	(37,318)	(25,983)
Accumulated other comprehensive loss	(246)	(255)
Total shareholders’ deficit	(12,215)	(10,781)

Total liabilities and shareholders’ deficit	$1,008	$2,487

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)

	September 30,
	2010	2009

Revenue	$5,945	$3,952
Cost of revenue (exclusive of depreciation shown separately below)	(3,075)	(2,965)
Gross profit	2,870	987

Operating expenses
Selling and marketing	1,558	2,706
Research and development	1,456	2,190
Depreciation and amortization	196	218
General and administrative	6,649	2,785
Total operating expenses	9,859	7,899

Operating loss	(6,989)	(6,912)

Interest expense (net)	(1,760)	(404)
Optasia investment impairment	(729)	-
Foreign exchange gain (loss)	(164)	537
Other expenses	(12)	-
Total other (expense) income, net	(2,665)	133

Loss before provision for income taxes	(9,654)	(6,779)
Provision for income taxes	-	-
Net loss	$(9,654)	$(6,779)
Deemed dividend	(1,417)	-
Net loss attributable to common stock	(11,071)	(6,779)
Basic and diluted net loss per share of common stock	$(0.91)	$(0.57)
Weighted average shares used in computing basic and diluted net loss per share of common stock	12,134,609	11,851,637

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statement of Stockholders Equity and Comprehensive Income
(Amounts in thousands of US Dollars, except share data)

	Common stock and Additional Paid-in Capital		Series A Preferred stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Gain (Loss)	Equity	Income (loss))
Balance, September, 2008	7,043,620	8,869	-	-	(19,204)	(137)	(10,472)
Comprehensive income
Net income	-	-	-	-	(6,779)	-	(6,779)	(6,779)
Foreign currency translation adjustments	-	-	-	-	-	(118)	(118)	(118)
Total comprehensive income	-	-	-	-	-	-	-	(6,897)
Stock option exercises	-	-	-	-	-	-	-
Issuance of warrants	-	301	-	-	-	-	301
Stock compensation expense	-	96	-	-	-	-	96
Issuance of stock	4,808,017	6,191	-	-	-	-	6,191
Balance, September, 2009	11,851,637	15,457	-	-	(25,983)	(255)	(10,781)
Comprehensive income
Net income	-	-	-	-	(9,654)	-	(9,654)	(9,654)
Foreign currency translation adjustments	-	-	-	-	-	9	9	9
Total comprehensive income	-	-	-	-	-	-	-	(9,645)
Stock option exercises	17,640	2	-	-	-	-	2
Deemed dividend	-	1,417	-	-	(1,417)	-	-
Adoption of EITF 07-05					(264)		(264)
Exchange of warrants	-	231	-	-		-	(231)
Stock compensation expense	-	422	-	-	-	-	422
Issuance of Series A preferred stock	-	630	10,330,536	7,400		-	8,030
Reverse acquisition	4,000,000	(210)	-	-	-	-	(210)
Balance,September, 2010	15,869,277	17,949	10,330,536	7,400	(37,3182)	(246)	(12,215)
See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)

	2010	2009
Operating activities:
Net loss	$(9,654)		$(6,779)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	196		218
Stock-based compensation	421		96
Non-cash interest expense	1,623		243
Foreign currency transaction loss (gain) and other	164		(537)
loss on Optasia	729		4007
Changes in assets and liabilities:
Restricted cash	40
Accounts receivable	163		(409)
Prepaid expenses, other current and other non-current assets	81		(53)

Deferred revenue	(2,823)		4,007
Accounts payable	853		53
Accrued expenses and other liabilities	(563)		(46)
Total adjustments	884)		3,572
Net cash used for operating activities	(8,770)		(3,207)

Investing activities:
Purchase of fixed assets	(158)		(185)
Net cash used for investing activities	(158)		(185)

Financing activities:
Proceeds from exercise of stock options	2		-
Payments on nonconvertible notes	(418)		(865)
Payments on convertible notes	(566)		-
Proceeds from issuance of nonconvertible notes	-		2,050
Proceeds from issuance of Convertible Notes and warrants to related parties	1,375		849
Proceeds from issuance of Convertible Notes and warrants to nonrelated parties	4,925		500
Proceeds from sale of stock and warrants	3,231		1,553
Payment of debt issuance costs	(80)		-
Net cash provided by financing activities	8,469		4,087

Effects of exchange rates on cash and cash equivalents	31		-
Net increase (decrease) in cash and cash equivalents	(428)		695
Cash and cash equivalents, beginning of year	803		108
Cash and cash equivalents, end of year	$375		$803

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$136		$106
Income taxes	1		1

Non-cash financing activities:
Conversion of notes payable to Series A preferred shares	$5,921		$4,859
Issuance of warrants in connection with convertible notes payable	$341		$-
Beneficial conversion feature recorded in connection with convertible notes payable	$630		$-
Beneficial conversion feature in connection with Series A convertible preferred stock	$670	$
Beneficial conversion feature in connection with Series B convertible preferred stock	$470	$
Exchange of warrants	$231	$

See notes to consolidated financial statements.

Image Metrics, Inc.
Notes to Consolidated Financial Statements

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

The Company has incurred significant operating losses and has accumulated a $37.1 shares that vested during fiscal year 2010 million deficit as of September 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to successfully raise further capital through equity or debt financing and improvement of its results of operations.  The Company had in place a credit facility that was expected to provide the Company sufficient cash to fund operations at least through January 2011.  In addition, the Company was anticipating to close up ot $1.0 million in additional equity sales.  Additional funds for operations was expected to come from customer payments, new sales, joint development arrangements and a larger credit facility.

These conditions indicate a material uncertainty that casts substantial doubt about the Company’s ability to continue as a going concern.   The Company believes it will secure the necessary debt or equity financing to continue operations and meet its obligations.  Thus, we have continued to adopt the going concern basis of accounting in preparing the financial statements.

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

Reverse Merger

On March 10, 2010, we acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”), in exchange for 11,851,637 shares of our common stock, par value $.001 per share. In the merger, we exchanged 11,851,637 shares of our common stock, par value $.001 per share for all of the outstanding share capital of Image Metrics LTD comprised of 2,125,197 shares of ordinary stock, 300,607 A ordinary stock, 1,567,178 preferred ordinary stock and 2,725,633 series B preferred ordinary stock.  As a result, Image Metrics LTD is now our wholly-owned subsidiary. The transaction is referred to in this annual report on Form 10-K as the exchange transaction.

Prior to the exchange transaction, the Company was named International Cellular Accessories (“ICLA”) and did not have any operations and had nominal assets.  Subsequent to the exchange transaction, the former Image Metrics LTD shareholders held a majority of the voting interest in the Company.  Therefore, the exchange transaction was determined to be the merger of a private operating company, Image Metrics, LTD, into a public non-operating shell, ICLA.  Accordingly, the Company accounted for the exchange as a capital transaction in which Image Metrics LTD issued stock for the net monetary assets of the Company accompanied by a recapitalization.  The pre-acquisition financial statements of the accounting acquirer, Image Metrics LTD, became the historical financial statements of the combined companies.  These historical consolidated financial statements of the Company do not include the operations of ICLA for any periods, but only reflect the operations of Image Metrics LTD and its subsidiary.  Additionally, the Company’s pre-exchange transaction equity has been restated to reflect the equivalent number of common shares of the Company received by Image Metrics LTD shareholders in the exchange transaction, with differences between the par value of the Company and Image Metrics LTD’s stock recorded as an adjustment to additional paid in capital. Upon the exchange transaction, the Company adjusted its capitalization to reflect the legally issued and outstanding shares existing pursuant to the exchange.

Concentration of Credit Risk

The Company’s largest single customer accounted for 69% and 78% of total consolidated revenue for the fiscal years ended September 30, 2010 and 2009, respectively.   The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of September 30, 2010 and September 30, 2009, the Company did not have any outstanding accounts receivable from this customer.

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

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or the Company’s best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis. During fiscal year 2009 and 2010, the majority of our revenue is related to contracts that involve the delivery of multiple elements, as such, all the revenue associated with these contracts were recognized based on estimated selling price.

Estimated selling price for each deliverable is determined based on a calculation of internal direct costs plus our anticipated profit margin, which is the method we would use to price the same deliverable on a standalone basis, then compared for reasonableness to available market information on prices charged by other providers for similar services.  Significant deliverables in the arrangement qualify as separate units of account and are recognized throughout the service period as the elements are delivered.

Non-Marketable Equity Securities

The Company has accounted for its investment in Optasia Medical, Ltd. (“Optasia”) at cost, because it does not have significant influence over the underlying investee. The Company recorded an impairment charge for the total amount of its investment in the current fiscal year.

The Company periodically reviews its marketable securities, as well as its non-marketable equity securities, for impairment. As of September 30, 2010, the Company did not own any marketable securities.  If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is “other-than-temporary.” Factors the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to its Consolidated Statements of Operations.

Accounting for Notes Payable with Equity Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain derivative instruments, such as derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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
Deferred Tax Assets and Liabilities

Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on the results of the Company’s operations.

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

Foreign Currency Translation and Remeasurement

During the fiscal year ended September 30, 2008, the Company’s functional currency was the British pound (“GBP”).  Transactions in foreign currencies were translated into GBP at the rates of exchange current at the dates of the transactions.

The financial statements of the Company’s wholly owned subsidiary, Image Metrics, Inc., were measured in its functional currency, the United States dollar (“US$”).  Assets and liabilities were translated at the balance sheet date at the average exchange rate prevailing on that day and income and expense items were translated at average exchange rates prevailing during the period. The related translation adjustments were recorded as a component of comprehensive income (loss) within stockholder’s equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of income.

During the fiscal year ended September 30, 2009 the Company’s functional currency became the US dollar.  The Company’s monetary assets and liabilities were remeasured at the balance sheet date at the average exchange rate prevailing on that day, certain non-monetary assets and liabilities and equity were remeasured at average monthly historical rates at the time the transactions occurred, and income and expense items were remeasured at average exchange rates prevailing during the period.  Remeasurement adjustments for intercompany payables were recorded as a component of comprehensive income, while all other remeasurement adjustments were charged to income and expense.

The Company’s functional currency is the US dollar in fiscal year 2010.

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of this Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”.  This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statements of Accounting standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that required the Company to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, the Company determined that certain of its warrants, that were contractually indexed to 643,894 shares of Common Stock and that are classified in stockholders’ equity on September 30, 2008, will no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on October 1, 2009, the Company is required to reclassify those warrants, at their fair value of $0.26 million to liabilities where they will continue to be measured at their respective fair values with corresponding changes in fair values charged or credited to interest income or expense.

2.      Cost Method Investments

As of July 31, 2010, the Company maintained a long-term investment in its previously wholly-owned subsidiary, Optasia Medical, Ltd. (“Optasia”).  In October 2006, the Company sold the subsidiary to a group of investors which was led by the Company’s largest investor, Saffron Hill Ventures.  Upon the sale of Optasia, the Company retained 34% ownership in Optasia.  The Company did not have the ability to exert “significant influence” as defined by ASC 323, “Investments- Equity methods and Joint Ventures” and accounted for the investment using the cost method.   The investment is reviewed periodically for indicators of impairment and, if indentified as having such indicator(s), would be subject to further analysis to determine if the investment is other-than-temporarily impaired.

On July 31, 2010, Optasia was placed into Administrative Receivorship in the United Kingdom.  Optasia was subsequently sold by the Administrator to Saffron Hill Ventures for an undisclosed amount.  The sale eliminated any remaining ownership the Company had in Optasia.  During the third quarter of 2010, the Company wrote off its investment in Optasia resulting in the Company recording a loss on investment of $729,000. The loss was recorded in other expense on the Statement of Operations.

3.           Fair Value Measurements

The Company follows guidance that requires certain fair value disclosures regarding the Company’s financial and non-financial assets and liabilities.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  The Company does not have any financial assets required to be recorded at fair value on a recurring basis, nor financial assets and liabilities required to be recorded at fair value on a non-recurring basis.  The Company does record a liability for its outstanding warrants at fair value, see note 9 for further discussion.

The Company measures its investments in non-marketable equity securities at fair value.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s investment in Optasia and its warrants liability are classified within Level 3 because they are valued using significant inputs unobservable in the market.  (See note 1 for methodology used to determine fair value.)

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 were as follows (in thousands):

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,646	—	—	$2,646

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 were as follows (in thousands):

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Optasia	$729	—	—	$729

The following table summarizes the activity of the assets and liabilities recorded at fair value using significant unobservable inputs for the fiscal year ended September 30, 2010 (in thousands):

Description	Balance at September 30, 2009	Realized loss	Balance at September 30, 2010
Investment in Optasia	$729	$729	$0

The warrants liability which is included within current liabilities, represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2010, the trigger price was $1.00.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a six month estimated life.  The six month estimated life was determined to be the expected time before the underlying security would be registered.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2009 (in thousands):

Level 3

Balance at September 30, 2008	$-
Issuance of warrants with derivatives
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at September 30, 2009	$-

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2010 (in thousands):

Level 3

Balance at September 30, 2009	$-
Issuance of warrants	2,120
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	495
Included in other comprehensive income	-
Transfers in to Level 3	263
Settlement	(232)

Balance at September 30, 2010	$2,646

For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.  The fair-value of long-term debt is estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing without a quoted market price.  During this fiscal year, the cost basis was evaluated for impairment and was determined to be fully impaired.  The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 4 for further details on the Company’s debt:

	September 30, 2010		September 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$2,305	$2,305	$956	$948
Current portion of notes payable to related party	650	650	-	-
Noncurrent portion of notes payable	-	-	114	112
Noncurrent portion of notes payable to related party	-	-	2,077	1,734
	$2,955	$2,955	$3,147	$2,794
Discount on notes payable	(123)		(159)
	2,832	2,955	2,988	2,794

4.      Notes Payable

Q4 2010 Secured Convertible Loan

On September 9, 2010, the Company established a secured convertible loan facility.  The facility is for a maximum of $2,600,000, of which $1,625,000 million of promissory notes were issued by the Company as of September 30, 2010 to one individual.  The debt bears interest at 13.5% per year and originally was to mature on January 31, 2011 or, in the event that a subsequent financing is consummated, then the maturity date will be the earliest maturity date of any indebtedness incurred in the subsequent financing.

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

The Company had recognized interest expense during the fiscal year ended September 30, 2010 of $17,000 related to this loan.  As of September 30, 2010, the Company had $17,000 of accrued interest for this loan.  As of September 30, 2010, the amount outstanding for this loan was $1,625,000.

Until the secured convertible loan is paid in full, the Company is required to obtain written consent of the lender to perform any of the following: issue any secured debt, make any loans or advances, purchase equity of an individual, firm or corporation, merge or consolidate with another corporation, sell assets outside of the normal course of business or for a price below fair market value, enter into a new line of business, or change state of incorporation.

As of February 14, 2011, the principal and all accrued interest on theloan remained outstanding.  The Company and the holder of the loan were in negotiations of extending the monetary size and length of the loan.  The Company expects the loan facility will be increased to $5.2  million and extending the maturity date to January 31, 2013.

Q3 2010 Bridge Loan

During the third quarter of 2010, the Company established a $1,500,000 million credit facility (“Q3 2010 Bridge Loan”).   Between May and July 2010, the Company issued $1,500,000 million in promissory notes under this facility.  The payment of the promissory notes and the Company’s obligations thereunder are not secured by any collateral.  The promissory notes bear interest at 10% per annum and mature at the earlier of February 24, 2011 or such date the Company completes a private placement of units consisting of one share of the Company’s series A convertible preferred stock and a detachable warrant to purchase one-half share of its common stock (an “Offering”); provided that, at any closing of an Offering, not more than 50% of the closing net proceeds will be repaid to any lender before a minimum of $2,500,000 in aggregate net proceeds have been raised by the Company.  Upon the Company completing an Offering, the holders of these notes have the option to convert the principal and accrued interest into the Offering at the price of $1.00.  In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum and the promissory notes will be convertible into common stock of the Company at a conversion price of $0.50 per share.   The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.  The holders of the notes also received warrants to purchase 450,000 shares of the Company’s common stock at $1.50 per share and have expiration dates between May and July 2014.  The Company, through the use of the Black-Scholes-Merton option pricing method, assigned a fair value of $14,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.

The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2010, the trigger price was $1.00. These warrants are treated as derivatives and recorded as warrants liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, and the risk-free interest rate.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered marketability for these shares.  The discount for lack of market ability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a six month estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.

The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $219,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.

During the 4th quarter of fiscal year 2010, $450,000 of the promissory notes was converted into equity as part of the Q3 2010 Private Offering, see note 9 for further discussion.  As of September 30, 2010, the Company had $984,000 in promissory notes outstanding under this credit facility, including $650,000 issued to Saffron Hill Ventures Guernsey LTD.  As of September 30, 2010, the Company had accrued interest related to these notes in the amount of $32,000 and had recognized interest expense for the fiscal year ended September 30, 2010 of $51,000.  As of September 30, 2010, the unamortized balance of the discount was $77,000.
ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $196,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  We are currently in default of these convertible notes.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership.  As of September 30, 2010, the principal and accrued interest owed on these loans was $224,000.

Saffron Hill Ventures II 2009 Loan

On April 27, 2009, Image Metrics LTD signed a loan agreement with its largest shareholder, Saffron Hill Ventures (“SHV”) in the amount of $1,200,000. The loan bore interest at 6.0% plus the Bank of England base rate.  The effective interest rate as of March 10, 2010 was 6.5%.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 9 for further discussion.)

Private Individual Loan

On March 13, 2009, Image Metrics LTD signed a loan agreement with a private individual. The loan facility was for a maximum of $500,000 and bore interest at 5.0% plus London Interbank Offered Rate (LIBOR), the effective interest rate as of March 10, 2010 was 5.23%. All principal and accrued interest was converted into equity as part of the Company’s private offering that closed on March 10, 2010, see note 9 for further discussion.

Saffron Hill Ventures Loans

Between July 2005 and April 2008, Image Metrics LTD signed three loan agreements with Saffron Hill Ventures Limited Partnership (“SHVLP”). The loan facilities’ available amounts were £450,000, £1,000,000 and £1,500,000, respectively, with the proceeds to be used for general working capital.  The £450,000 loan bore interest at LIBOR plus 2%, and the other loans bore interest at LIBOR plus 8%.

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

On October 27, 2008, Image Metrics LTD converted the loans from SHVLP into series B preferred ordinary shares of Image Metrics LTD’s stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction (see notes 1 and 8 for further discussion).

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

As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to £140,000 of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.65 or the price offered to investors in the next equity offering made by Image Metrics LTD and are treated as derivatives and recorded as warrants liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  Prior to March 15, 2010, the Company’s common stock was not traded on any stock exchange, as such, the Company, through the use of a third party valuation firm, determined the fair value of its common stock as of October 1, 2009 and December 31, 2009.   These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company  (see note 9 for further discussion).

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $102,000 to these warrants and recorded a discount against the ETV Capital 2008 Loan Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.    The unamortized balance of the discount was $27,000 and $67,000 as of September 30, 2010 and 2009, respectively.  The Company recognized $40,000 of interest expense for the fiscal years ended September 30, 2010 and 2009, from the amortization of this discount.. The Company recognized $40,000 and $85,000 of interest expense for fiscal year ended September 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established. These options expired unexercised in December 2008. The Company determined the value of these options through the use of the Black-Scholes- Merton option pricing model. The value assigned to these options was $214,000 and a corresponding notes payable discount in an equal amount was recorded at the time of issuance. The amortization of the discount is combined with warrants discussed above.

Royal Bank of Scotland Loan

 In January 2002, Image Metrics LTD obtained a bank loan for £250,000. The loan bore interest at 2.5% per annum.  The loan was guaranteed under the Small Firms Loans Guarantee Scheme in the United Kingdom. The loan was paid off in February 2010.

5.     Property and Equipment, Net

Property and equipment, net as of September 30, 2010 and 2009 consisted of the following (in thousands):

	2010	2009

Computers & computer equipment	$783	$676
Software	43	-
Furniture & fixtures	175	167
Leasehold improvements	149	149
Office equipment	93	93
	1,243	1,085
Less accumulated depreciation	(1,104)	(908)
Property and equipment, net	$139	$177

6.         Accrued Expense(s) and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows (in thousands):

	2010	2009

Accrued payroll related costs	$417	$921
Accrued professional and legal costs	25	124
Accrued directors compensation	20	22
Accrued interest	61	-
Deferred rent	90	70
Other	43	82
	$656	$1,219

7.         Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows (in thousands):

	2010	2009

Image Metrics Promissory Notes 2011	$-	$853
Saffron Hill Ventures II 2009 loan	-	1,225
Private Individual Loan	-	500
ETV Capital Loan	150	536
ICLA Notes	196	—
Q4 2010 Secured Convertible Notes	1,625	—
Q3 Bridge Loan (nonrelated party)	334	—
Q3 Bridge Loan (related party)	650	—
Royal Bank of Scotland loan	-	33
Total notes payable	2,955	3,147
Discount on notes payable	(123)	(159)
Less portion due within one year	(2,832)	(830)
	$-	$2,158

8.         Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. The Company has a total net deferred tax asset before valuation allowance of $12,210,000 and $9,431,000 as of September 30, 2010 and 2009, respectively.  This is mainly in respect of tax losses which are available to carry forward to offset against future taxable profits. These losses will only be available for offset when the company makes taxable profits.  As the timing of these profits is not certain it has been assumed the losses will not be recoverable in the foreseeable future.

Components of the Company’s loss before tax as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009

United Kingdom	$(3,431)	$(1,421)
United States	(6,223)	(5,358)
	$(9,654)	$(6,779)

Components of the Company’s consolidated net deferred tax asset as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009

United Kingdom
Tax assets	$5,093	$4,081
Tax liabilities	-	-
United States
Tax assets	6,942	5,387
Tax liabilities	(10)	(37)
Valuation allowance	(12,035)	(9,431)
	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the United Kingdom as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets
Net operating losses carryforwards	$3,675	$2,675
Revenue recognition	993	993
Share based payments expense	355	338
Fixed assets	44	46
Other items	26	29
Gross deferred tax assets	5,093	4,081

Deferred tax liabilities
Gross deferred tax liabilities	-	-
Valuation allowance	(5,093)	(4,081)

Net deferred tax assets	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the US as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets
Net operating losses carryforwards	$6,572	$5,186
Revenue	204	73
Stock based compensation expense	166	128

Gross deferred tax assets	6,942	5,387

Deferred tax liabilities
Fixed assets	$(10)	$(37)
Gross deferred tax liabilities	(10)	(37)
Valuation allowance	(6,932)	(5,350)

Net deferred tax assets	$-	$-

Actual income tax expense differs from that obtained by applying the statutory rate applicable to the parent company to income before income taxes as follows (in thousands):

	2010	2009
Income tax benefit at the United States statutory income tax rate of 35% for fiscal year 2010 and at the United Kingdom statutory income tax rate of 28% for fiscal year 2009	$2,615	$1,898
Research and development expenses	-	61
Nondeductible expenses and other items	43	(59)
Rate change impact	-	-
Incremental tax benefit from foreign operations	350	370
Change in valuation allowance	(3,008)	(2,270)
	$-	$-

The income tax benefit for the fiscal years ended September 30, 2010 and 2009 consisted of the following:
	2010	2009
United Kingdom
Current (investment credit)	$-	$5
Deferred	1,022	414
United States
Current	-	-
Deferred	1,986	1,851
Valuation allowance	(3,008)	(2,270)
	$-	$-

As required by ASC 740-10-25 “Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets in the foreseeable future. Accordingly, the net deferred tax assets have been fully reserved. The Company evaluates the positive and negative evidence on an annual basis.

 At September 30, 2010, the Company had US net operating loss carryforward of approximately $21,911,000   available to reduce future taxable income, which will expire at various dates beginning in 2026. At September 30, 2010, the Company had United Kingdom net operating loss carryfoward of approximately $10,123,000   available to reduce future taxable income in the same trade. The net operating losses in the United Kingdom currently do not have any expiration dates. The Company has evaluated the impact of ASC 740-10-25 on its financial statements. The evaluation of a tax position in accordance with ASC 740-10-25 is a two-step process. The first step is recognition: The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold would be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10-25. The Company did not record a cumulative effect adjustment related to the adoption of ASC 740-10-25. Tax years ended September 30, 2006 through 2010 remain subject to examination by the major tax jurisdictions in the US where the Company is subject to tax. Tax years ended September 30, 2009 and 2010 remain subject to examination in the United Kingdom were the Company is subject to tax. The Company did not incur or pay any interest or penalties related to income taxes during fiscal years 2010 and 2009.

9.      Shareholders’ Equity

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

Saffron Hill Venture Loans Conversion

On October 27, 2008, Image Metrics LTD converted the Saffron Hill Venture Loans into Series B Preferred Ordinary shares of its stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction, see note 1 for further discussion. The outstanding principal and accrued interest on this date was £2,902,000 and was converted into 1,759,390 Series B Preferred stock at a conversion price of £1.65 per share.  The exchange did not result in a gain or loss (see note 4 for further discussion).

December 2008 Private Equity Offering

In December 2008, Image Metrics LTD completed a private equity fund raising round by selling 599,393 shares of its Series B Preferred Ordinary shares at £1.65 per share for a total raise of £989,000.  The round was fully subscribed by two of Image Metrics LTD’s existing investors, one of which was a member of Image Metrics LTD’s Board of Directors.  The Series B Preferred Ordinary shares were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction (see note 1 for further discussion).

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

The interest paid on the 10% Unsecured Convertible Notes was 4% of the total principal of $2.0 million.  The note holders also received warrants to purchase 663,000 shares of common stock of the Company, 210,600 warrants of which  were issued to Saffron Hill Ventures.  Each warrant provides the holder the right to purchase one share of the Company’s common stock at $1.50 per share.     The warrants contain anti-dilution provisions which cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumption about events triggering down round pricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a six month estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation with any changes being recorded to the interest expense in the period the change occurs.  The Company recorded interest expense of $0.20 million during the fiscal year ended September 30, 2010 associated with these warrants.  $1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

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

Q4 2010 Private Equity Offering

On July 26, August 31 and September 20, 2010, the Company closed three rounds of a private equity offering.  The Company sold 959,438 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase ½  a share of the Company’s common stock at an exercise price of $1.50 per share, for $950,000 in gross proceeds.  The $950,000 in gross proceeds included the conversion of $450,000 promissory notes from the Q3 2010 Bridge Loan.  The proceeds from this offering were reduced by $142,000 for transaction costs, which primarily consisted of legal fees and broker commissions, yielding net proceeds of $358,000.

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.   The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.6 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stock.

Warrant Liability

During the fiscal year ended September 30, 2010, in connection with the issuance of the Company’s bridge loans and private placements, the Company issued warrants to purchase 8,301,239 shares of common stock at an exercise price of $1.50 per share, 225,000 shares of common stock at an exercise price of $1.00 and 465,700 shares of common stock at an exercise price of $1.20 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur between March and September 2014.  The warrants were recorded as a warrant liability on the balance sheet. The warrant liability fair value was determined at time of each issuance.  The fair value was determined using the Black-Scholes-Merton option pricing model. The warrant liability is revalued at the end of each reporting period to fair value using the Black-Scholes-Merton option pricing model with any changes being recorded to the interest expense in the period the change occurs.

The warrants associated with the bridge loans and private placements contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a six month estimated life.  The one year estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using the Monte Carlo simulation with any changes being recorded to the interest expense in the period the change occurs.

The fair value of the warrants was estimated to be $2,646,000 million as of September 30, 2010.  The following assumptions were used to estimate the fair value of the warrants as of September 30, 2010:

September 30, 2010
Common stock fair value	$1.07 (1)
Volatility	53%
Contractual term (years)	3.44
Risk-free rate	0.64%
Expected dividend yield	0.0%

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

During the fiscal year ended September 30, 2010, the Company recorded  $1.20 million  of interest expense for these warrants.

SEC Registration Rights

Pursuant to a subscription agreement with the selling stockholders relating to our March and July - September 2010 private placements and the Q4 2010 Secured Convertible Loan, the Company committed to meeting certain SEC registration requirements, including the requirement to file a Form S-1.  If the Company fails to meet any of these obligations, the Company could be required to pay damages of $178,000 (2% of the aggregate offering price) per month up to 12% until the default is cured to the investors who subscribed to the March private placement.  These damages can be waived if the Company's Board of Directors determines the Company's management has exerted its best efforts to meet the requirements.

In May 2010, the Company’s Board of Directors granted the Company an indefinite waiver of its obligations to meet its requirement to file a Form S-1.  In addition, in August 2010, the Board of Directors granted the Company a waiver of its obligation to meets its requirement to file Form 8-Ks and a Form 10-Q for the period ended September 30, 2010.  As a result of these waivers, the Company is not subject to pay its investors any damages; therefore, the Company has not recorded any liabilities for such damages.

On November 1, 2010, the Company filed a Form S-1.  The Form S-1 was a registration for the sale of up to 21,397,955 shares of our common stock by the selling stockholders listed in the Form S-1.  These shares consist of 10,330,538 shares of common stock issuable upon conversion of our series A convertible preferred stock, 8,767,417 shares of common stock issuable upon exercise of our warrants and 2,300,000 shares of common stock issuable upon conversion of all of the principal and accrued interest of our convertible promissory notes. The distribution of the shares by the selling stockholders is not subject to any underwriting agreement.  We will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants.  We will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them.  As of February 14, 2011, the Form S-1 was under review by the US Securities and Exchange Committee.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,522 preferred shares of the Company at an exercise price of $1.50.  As of September 30, 2010, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.  The remaining discount associated with these warrants will continue to amortize over the remaining period of the loan. (See note 4 for additional discussion.)

Stock Based Compensation

The Company has a share option plan wherein options to purchase shares of common stock may be granted to directors, employees and consultants of the Company. Options generally become exercisable over a period between zero and three years and generally expire between five and ten years after the date of grant. If an employee leaves the Company, unvested shares are forfeited immediately. Vested shares are forfeited if not exercised within forty (40) days of separation.

The board of directors may amend or modify the stock incentive plan at any time, with stockholder approval. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued.

The Company’s share option plan can issue up to 5,562,587 shares. As of September 30, 2010, the company had 1,743,747 shares available to be granted.

Accounting for Stock Based Compensation

Effective October 1, 2006, the Company adopted the provisions of ASC 718, “Compensation - Stock Compensation”, which provides guidance on valuation methods available and other matter.  ASC 718 requires all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the award issued on the date of grant.  ASC 718 also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.  The Company elected to apply ASC 718 on a prospective basis.

The Company estimates the fair value of each option on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions described below.  The expected life of the option is calculated using the simplified method set out in ASC 718-10-S99-1 FN76. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  The Company uses the simplified method as it does not have sufficient exercise data from its own experience to determine a reasonable estimate. The expected volatility of stock awards is based upon the historical volatility of similar entities whose share prices are publicly available.  The risk-free interest rate is based on the yield curve of a zero coupon bond issued by the United States government on the date the award is granted with a maturity equal to the expected term of the award.  The dividend yield reflects that the Company has not historically paid regular cash dividends from inception.

The Company issued 4,121,948 grants to employees or non-employee directors during the fiscal year ended September 30, 2010 and did not issue any grants to employees or non-directors during the fiscal year ended September 30, 2009.

The weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair values of the options accounted for under ASC 718 were as follows:

	September 30,
	2010	2009
Expected term (in years)	5.82	5.69
Expected volatility	50%	59%
Risk-free rate	2.39%	4.86%
Dividend rate	0	0

Under the stock plan, the Company has assumed and issued share options to non-employees excluding directors. The total options outstanding to non-employee non-directors were 300,985 and 83,317 as of September 30, 2010 and 2009, respectively.

Options issued to consultants are expensed in accordance with ASC 505.  Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.

On May 1, 2009, the Company extended the term of a fully vested option granted to a departing employee.  At the time of the employment status change, the employee’s outstanding option was exchanged for a new option to purchase 83,317 shares of the Company’s stock.  The option was immediately exercisable at an exercise price of $0.67 as there was no longer a required service period.  The Company recorded $25,000 of additional stock compensation expense, which represented the incremental fair value of the new option compared to the exchanged option.

On March 10, 2010, the Company exchanged 191,020 held by two individuals, who previously were directors of Image Metrics Limited, for new options.  The new options had a life of 18 months, which was 17 months longer than the exchanged options.  The exercise price and number of options remained consistent with the exchanged options.  The options were immediately exercisable, 24,330 had an exercise price of $0.12 per share and 166,690 had an exercise price of $1.01 per share.  The Company recorded additional compensation of $33,000 for the incremental change in value of the new options compared to the exchanged options.

The following table summarizes the stock option activity under the plan for the fiscal years ended September30, 2010 and 2009 (monetary values presented in $):

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at September 30, 2008	638,354	0.81	5.83	554,661

Granted	83,317	1.01	9.58
	363,389	0.54
Expired	-	-	-

Forfeited	-	-	-

Exercised	-	-	-
Outstanding at September 30, 2009	358,282	1.07	6.02	2,187

Granted	4,621,948	0.53	6.47

Expired	-	-	-

Forfeited	(1,143,750)	1.00

Exercised	(17,640)	0.12		4,857

Outstanding at the end of the year	3,818,840	0.44	8.38	2,920,419

Vested and expected to vest at the end of the year	3,612,630	0.43	7.16	2,920,419

Exercisable at the end of the year	3,167,384	0.30	8.15	2,920,419

The following table summarizes information about stock options outstanding at September 30, 2010.

	Options Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Options exercisable	Weighted Average Exercise price

Range of exercise prices

$0.04-$0.12	2,473,368	9.09	0.12	2,473,368	0.12

$1.00-$1.01	1,311,185	7.12	1.00	659,728	1.00

$2.02-$2.13	34,287	4.45	2.07	34,287	2.07

The Company records stock-based compensation expense over the requisite service period which is equal to the vesting period.  For the fiscal years ended September 30, 2010 and 2009, stock-based compensation expense recognized in the amount of $421,000 and $96,000, respectively, all of which was included in selling, general and administrative. For the period ended September 30, 2010 and 2009, the total fair value of shares vested was $415,000 and $96,000, respectively.  The weighted average grant date fair value of options granted during the fiscal year ended September 30, 2010 was $0.29.

As of September 30, 2010, the unrecognized compensation cost related to nonvested stock options was $900,000.  The weighted average period over which the unrecognized compensation as of September 30, 2010 will be recognized is 2.4 years.  As of September 30, 2010 and 2009, the Company had 3,818,840 and 358,282 options outstanding, respectively.

During the fiscal years ended September 30, 2010 and 2009, the Company received $2,000 and $0, respectively, from the exercise of stock options.

10.   Comprehensive Loss

The table below reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	September 30,
	2010	2009
Net loss	$(9,654)	$(6,779)
Foreign currency translation adjustments	9	(118)
Comprehensive loss	$(9,645)	$(6,897)

11.   Net Loss per Common Stock

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the fiscal year ended September 30, 2010, shares of potential common stock of approximately 5.4 million were not included in the diluted calculation because the effect would be anti-dilutive.  There were not any shares of potential common stock that would have been considered anti-dilutive during the twelve months ended September 30, 2009.

12.   Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $571,000 and $561,000 for the fiscal years ended September 30, 2010 and 2009, respectively.  The Company is committed under operating leases with terminations through November 2012 and has the option to renew for five years. The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2011	142
2012	82
Thereafter	-
Total future minimum lease payments	$224

Letter of Credit

In connection with one of its office space leases, the Company has fulfilled its security deposit requirement with an irrevocable standby letter of credit.  The value of the letter of credit was $60,000 and $100,000 at September 30, 2010 and 2009, respectively.  Under the terms of the lease, the security deposit requirement is reduced by $20,000 on the anniversary date of each lease year through the lease end date.  There is an annual fee of 0.25% payable on the available balance of the letter of credit.  The letter of credit expires on March 31, 2011. The letter of credit was undrawn at March 31, 2010 and 2009.  Under the terms of this arrangement, the Company is required to maintain on deposit with the bank a compensating balance in the form of a certificate of deposit equal to the amount of the standby letter of credit.  At September 30, 2010 and September 30, 2009, the certificate of deposit is included in restricted cash.

13.   Business Segment Information

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

	September 30,
	2010	2009
Europe	$4,597	$105
North America	1,348	3,847
Total revenue	$5,945	$3,952

The following table summarizes net loss by region (in thousands):

	September 30,
	2010	2009
Europe	$(3,431)	$(1,421)
North America	(6,223)	(5,358)
Total net loss	$(9,654)	$(6,779)

The following table summarizes interest expense, depreciation and loss on investment by region (in thousands):

	September 30,
	2010	2009
Europe
Interest Expense	206	404
Depreciation	39	78
Optasia investment impairment	727	-
North America
Interest Expense	1,555	-
Depreciation	158	140
Optasia investment impairment	2	-

14.  Related Party Transactions

During the fiscal years ending September 30, 2010 and 2009, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Limited. The value of services provided by Optasia was $13,000 and $31,000 during the twelve months ended September 30, 2010 and 2009, respectively.  The amount due to Optasia as of September 30, 2010 and 2009 was $0 and $31,000, respectively.

During the fiscal year ended September 30, 2010, the Company had incurred interest expense of $128,000 to SHV, its largest shareholder.  As of September 30, 2010 and 2009, the company had accrued interest payable to SHV of $17,000 and $27,000, respectively.

In October 2008, the Company converted its Saffron Hill Ventures Loans into Series B Preferred Ordinary shares (see notes 4 and 8 for further discussion).  These shares were subsequently exchanged for shares of common stock in connection with March 10, 2010 exchange transaction.

In December 2008, the Company sold an aggregate of 599,393 shares of its Series B Preferred Ordinary shares at $2.46 per share for a total of 1,474,000 to two of the Company’s existing investors, one of which is also a member of the Company’s Board of Directors.  These shares were subsequently exchanged for shares of common stock in connection with March 10, 2010 exchange transaction.

As a result of the Company initiating the March 10, 2010 private equity offering, Series B Preferred Ordinary shareholders were entitled to purchase a defined amount of additional shares of Series B Preferred Ordinary at par value of $0.08.  In February 2010, the Company sold to SHV 145,933 shares of its Series B Preferred Ordinary shares at $0.08 per share.   This sale of Series B Preferred Ordinary shares was accounted for as a deemed dividend in the amount of $470,000 and recorded as a reduction to retained earnings.

During the fiscal years ended September 30, 2010 and 2009, the Company received loan proceeds in the amount of $1,375,000 and $2,902,000, respectively, from its principal investor, SHV.  The Company did not make any loan payments to SHV during the fiscal years ended September 30, 2010 and 2009.  As of September 30, 2010, the Company had outstanding notes payable to SHV of $650,000.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $500,000 of Series A Convertible Preferred Stock and warrants (see notes 1, 4 and 8 for further discussion).

15. Subsequent events

On February 11, 2011, the Company amended and restated the loan facility, increasing the maximum size from $2.6 million to $5.2 million and extending the maturity date to January 31, 2013.  In addition to these changes, the amended and restated loan facility contains certain provisions that require additional cash payments to be made to the lender that are calculated based on certain product revenues over the next five years.  The required payments to the lender in any given period could be material to the overall financial statements.  As of February 14, 2011, promissory notes totaling $2.0 million had been issued from this facility.  The principal and any accrued interest on the promissory notes are due and payable in full on January 31, 2013.

In October 2010, the Company issued 1,309,991 options to purchase common shares of the Company at an exercise price of $1.00 to David Rolston, the Chairman of the Board, and 367,750 options to purchase common shares of the Company at an exercise price of $1.20 to certain employees, including 150,000 options to Robert Gehorsam, the Company’s Chief Executive Officer.

On November 29, 2010 and December 2, 2010, we sold an aggregate of 200,000 units, with each unit consisting of one share of our series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase common stock, at a purchase price of $1.00 per unit.  Each share of series A convertible preferred stock is initially convertible into one share of common stock at any time. Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through November 30, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.

On January 31, 2011, pursuant to an Asset Purchase Agreement, dated as of December 30, 2010, as amended, we purchased specified technology and intellectual property related assets of Big Stage Entertainment, Inc., a Delaware corporation (“Big Stage”), for an aggregate of 2,000,000 shares of our common stock, the assumption of $575,343 of Big Stage bank debt and the payment of approximately $85,000 of deal-related expenses on behalf of Big Stage.  The purchase price was determined as a result of arm's-length negotiations between the parties.  We did not acquire all of the assets or business previously conducted by Big Stage, or any of its employees.

Big Stage developed technologies for the creation of three-dimensional facial models for use in television, video games and consumer markets.  We intend to use the acquired technology assets to complement aspects of our facial animation software platform.  Big Stage did not have any material relationship or association with us prior to the acquisition.