Form 10-K/A
period 2010-09-30
Image Metrics, Inc.
filed 2011-02-22
CIK 1317639

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended September 30, 2010 of Image Metrics, Inc. filed with the U.S. Securities and Exchange Commission on February 14, 2011 (the Form 10-K”) is being filed to make several corrections including inclusion of a signed audit report of BDO USA LLP for fiscal 2010, the addition of signature dates for our directors and officers, the inclusion of officer certifications under Sarbanes-Oxley Act Sections 906 and 302, restatement of earnings per share for fiscal 2009. The Company restated its earnings per share as a result of an error in the formula for weighting the shares originally the annual report on form 10-K filed February 14, 2011 showed earnings per share of ($0.91), the corrected amount is ($.80) certain corrections to the original Form 10-K and to amend the discussion in Item 9A, Controls and Procedures, in order to identify material weaknesses identified in the Company’s disclosure controls and procedures in accordance with Item 307 of Regulation S-K.

The original Form 10-K was filed without completion of our control process over financial reporting and as a result did not include the signed report of our independent registered public accounting firms.  The audit report of Ernst & Young, LLP for fiscal 2009 is not included in this filing.  We anticipate receiving that report shortly and filing an amendment to this filing for inclusion of that audit report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.  This Form 10-K/A replaces the previous filing in its entirety.

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

For options, warrants and warrant liability, we estimate fair value using either a Monte Carlo Simulation or the Black-Scholes-Merton option pricing model. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instrument. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based on the experience of other entities in our industry.

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

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, increased by 4%, or $0.11 million, to $3.08 million for the fiscal year ended September 30, 2010, from $2.97 million for the fiscal year ended September 30, 2009.  The gross profit improved by 23% to 48% in fiscal year 2010 from 25% in fiscal year 2009.  The gross profit improvement  was the result of better management of animation service focused labor, including more inefficient scheduling of resources in alignment with customer needs.  This improvement was attributable to improved processes on managing our process pipeline and project scheduling, as well as gaining efficiencies when removing the excess capacity from our pipeline.

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

Interest Income (Expense)

Interest income and expense is from our notes payable , fair value adjustment for warrant liability and warrants associated  with our notes payable.  We recorded net interest expense for the fiscal year ended September 30, 2010 of $1.76 million compared to interest expense of $0.40 million in the fiscal year ended September 30, 2009.  This increase was attributable to the issuance of convertible debt with detachable warrants during the fiscal year  2010.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired.  The warrant liability resulted in interest expense of $1.2 million during fiscal year 2010.  The convertible debt issued in second quarter of fiscal year 2010 had a beneficial conversion feature with a fair value of $0.63 million that was recorded as interest expense.  Additionally, net interest expense includes all mark to market adjustments that were incurred during the fiscal year associated with fair value accounting for our outstanding warrants.

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

Net cash provided by financing activities was $8.47 million and $4.09 million for the fiscal year ended September 30, 2010 and 2009, respectively.  The net cash provided from financing activities during fiscal year 2010, was from the issuance of convertible notes, in the amount of $6.30 million and $3.23 million received from the sale of stock.  These cash receipts were partially offset from payments on convertible and nonconvertible notes totaling $0.98 million and the issuance of debt costs totaling $0.08 million.  The net cash provided from financing activities in September 30, 2009, included proceeds from the sale of stock of $1.56 million and issuance of debt totaling $3.40 million, which was partially offset by payments on nonconvertible notes for $0.87 million.

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

Under the supervision and with the participation of our senior management, including our chief executive officer, Robert Gehorsam and our chief financial officer, Ronald Ryder, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2010.

The Company’s chief executive officer and chief financial officer concluded that material weaknesses existed in our disclosure controls and procedures.  It was concluded that our Company’s accounting personnel did not have sufficient accounting knowledge related to disclosure requirements.
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

The Company’s chief executive officer and chief financial officer concluded that material weaknesses existed in properly applying the provisions of FASB Accounting Standards Codification No. 820, “Fair Value Measurements and Disclosures” and  No. 740 “income Taxes”.

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

Item 9B. Other Information.

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

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

Ron Ryder, Chief Financial Officer, joined Image Metrics Limited as Chief Financial Officer in May 2009.  From October 2006 through May 2009, he was a Principal at Matrix Consulting , a financial consulting firm in Los Angeles.  He has advised on technical issues for various companies including Robertson Properties Group, The Walt Disney Company and Celetronix.  From January 2005 through July 2006, he served as Chief Financial Officer of Post Logic Studios with a focus on operational management and ERP system implementation.  He also served as the Chief Financial Officer of Virgin Studios Group from 1997 until its sale to Accent Media in 2001, and as an entertainment specialist for Ernst & Young from 1995 to 1997.  Mr. Ryder is a Certified Public Accountant, and received his B.S. degree from California State University at Northridge.

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

Name(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholder:

Saffron Hill Entities	13,915,722	(4)	42.4%

Executive Officers and Directors:

David Rolston, Ph.D	352,650	(5)	1.2%

Robert Gehorsam	25,000	(5)	*

Ron Ryder	299,315	(5)	1.0%

Kevin Walker, Ph.D	889,493	(6)	3.1%

Peter Norris	33,333	(5)	*

Ranjeet Bhatia	13,915,722	(4)	42.4%

All executive officers and directors as a group (5 persons)	15,515,513		45.5%

* Less than 1% of outstanding shares of common stock.

(1)	Other than the 5% or greater stockholder listed above, the address of each person is c/o Image Metrics, Inc., 1918 Main Street, 2nd Floor, Santa Monica, California 90405.

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

The Audit Committee of the Board of Directors considered and authorized all services provided by our principal accountant.

PART IV – FINANCIAL INFORMATION

ITEM 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of March 10, 2010, between International Cellular Accessories and Image Metrics Limited. (1)

3.1	Articles of Incorporation of International Cellular Accessories. (5)

3.2
Certificate of Amendment to Articles of Incorporation amending (i) the name of International Cellular Accessories to Image Metrics, Inc. and (ii) the number and classes of capital stock of Image Metrics, Inc. including the preferences, rights and limitations of Series A Convertible Preferred Stock, filed March 10, 2010, with the Secretary of State of the State of Nevada. (1)

4.1	Form of Image Metrics, Inc. Warrant to Purchase Common Stock. (1)

10.1	Form of Private Placement Subscription Agreement to purchase units in Image Metrics, Inc. (1)

10.2	2009 Stock Incentive Plan (as assumed by Image Metrics, Inc.) (2)

10.3	2010 Stock Incentive Plan of Image Metrics, Inc. (3)

10.5	Loan Agreement, dated September 9, 2010, between Image Metrics, Inc. and Rosi Kahane. (4)

*10.6	Employment Agreement, dated May 15, 2009, between Ron Ryder and Image Metrics Limited (as assumed by Image Metrics, Inc.).

*10.7	Employment Agreement, dated January 9, 2001 between Kevin Walker, Ph.D. and Image Metrics Limited (as assumed by Image Metrics, Inc.).

*14.1	Code of Business Conduct and Ethics.

*14.2	Code of Ethics for the CEO and Senior Financial Officers.

21.1	Subsidiaries of Image Metrics, Inc. (2)

*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to Form 8-K dated March 10, 2010, filed with the SEC on March 11, 2010.

(2)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on March 16, 2010.

(3)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on May 7, 2010.

(4)	Incorporated herein by reference to Form 8-K dated September 9, 2010, filed with the SEC on September 16, 2010.

(5)	Incorporated herein by reference to Form 10-Q dated March 31, 2010, filed with the SEC on May 24, 2010.

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

Name	Title	Date

/s/ David Rolston, Ph.D.	Chairman of the Board	February 14, 2011
David Rolston, Ph.D.

/s/ Robert Gehorsam	Chief Executive Officer and Director	February 14, 2011
Robert Gehorsam	(principal executive officer)

/s/ Ron Ryder	Chief Financial Officer	February 14, 2011
Ron Ryder	(principal financial and accounting officer)

/s/ Ranjeet Bhatia	Director	February 14, 2011
Ranjeet Bhatia

/s/ Peter Norris	Director	February 14, 2011
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

BDO USA, LLP
/s/ BDO USA, LLP
Los Angeles, California

February 22, 2011

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Memeber Firms.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Image Metrics Limited:

We have audited the accompanying consolidated balance sheets of Image Metrics Limited as of September 30, 2009 and the related statements of income, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred  to above present fairly, in all material respects, the financial position of Image Metrics Limited  at September  30, 2009, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Image Metrics Limited will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has current liabilities that exceed its current assets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The September 30, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

London, England

March 10, 2010,
except for Notes 1d, 4, 9, 11 and 13, as to which the date is
February 22, 2011

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	September 30, 2010	September 30, 2009

Assets
Current assets
Cash and cash equivalents	$375	$803
Restricted cash	60	100
Accounts receivable	259	422
Prepaid and other current assets	175	256
Total current assets	869	1,581

Property and equipment (net)	139	177
Investment in Optasia	-	729
Total other assets	139	906
Total assets	$1,008	$2,487

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,392	$539
Accrued expenses and other current liabilities	656	1,219
Deferred revenue	5,699	8,522
Notes payable, net of discounts	2,231	830
Notes payable to related party, net of discount	599	-
Warrant liability	2,646	-
Total current liabilities	13,223	11,110

Notes payable (noncurrent portion)	-	80
Notes payable to related party (noncurrent portion)	-	2,078
Total liabilities	13,223	13,268

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 11,204,514 shares at September 30, 2010 and September 30, 2009, respectively	16	11
Series A Convertible Preferred stock, $0.001 par value. Authorized 20,000,000 shares; issued and outstanding 10,330,536 and 0 shares at September 30, 2010 and September 30, 2009, respectively	7,400	-
Additional paid-in-capital	17,933	15,446
Accumulated deficit	(37,318)	(25,983)
Accumulated other comprehensive loss	(246)	(255)
Total shareholders’ deficit	(12,215)	(10,781)

Total liabilities and shareholders’ deficit	$1,008	$2,487

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)

	September 30,
	2010	2009

Revenue	$5,945	$3,952
Cost of revenue (exclusive of depreciation shown separately below)	(3,075)	(2,965)
Gross profit	2,870	987

Operating expenses
Selling and marketing	1,558	2,706
Research and development	1,456	2,190
Depreciation and amortization	196	218
General and administrative	6,649	2,785
Total operating expenses	9,859	7,899

Operating loss	(6,989)	(6,912)

Interest expense (net)	(1,760)	(404)
Optasia investment impairment	(729)	-
Foreign exchange gain (loss)	(164)	537
Other expenses	(12)	-
Total other (expense) income, net	(2,665)	133

Loss before provision for income taxes	(9,654)	(6,779)
Provision for income taxes	-	-
Net loss	$(9,654)	$(6,779)
Deemed dividend	(1,417)	-
Net loss attributable to common stock	(11,071)	(6,779)
Basic and diluted net loss per share of common stock	$(0.80)	$(0.62)
Weighted average shares used in computing basic and diluted net loss per share of common stock (restated)	13,846,850	10,852,935

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statement of Stockholders Equity and Comprehensive Income
(Amounts in thousands of US Dollars, except share data)

	Common stock and Additional Paid-in Capital		Series A Preferred stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Gain (Loss)	Equity	Income (loss))
Balance, September, 2008	7,043,620	$8,870	-	-	$(19,204)	$(137)	$(10,471)
Comprehensive income
Net income	-	-	-	-	(6,779)	-	(6,779)	$(6,779)
Foreign currency translation adjustments	-	-	-	-	-	(118)	(118)	(118)
Total comprehensive income	-	-	-	-	-	-	-	(6,897)
Stock option exercises	-	-	-	-	-	-	-
Issuance of warrants	-	301	-	-	-	-	301
Stock compensation expense	-	96	-	-	-	-	96
Issuance of stock	4,160,894	6,190	-	-	-	-	6,190
Balance, September, 2009	11,204,514	15,457	-	-	(25,983)	(255)	(10,781)
Comprehensive income
Net income	-	-	-	-	(9,654)	-	(9,654)	(9,654)
Foreign currency translation adjustments	-	-	-	-	-	9	9	9
Total comprehensive income	-	-	-	-	-	-	-	$(9,645)
Stock option exercises	17,640	2	-	-	-	-	2
Deemed dividend	647,123	1,417	-	-	(1,417)	-	-
Adoption of EITF 07-05					(264)		(264)
Exchange of warrants	-	231	-	-		-	231
Stock compensation expense	-	422	-	-	-	-	422
Issuance of Series A preferred stock	-	630	10,330,536	7,400		-	8,030
Reverse acquisition	4,000,000	(210)	-	-	-	-	(210)
Balance,September, 2010	15,869,277	$17,949	10,330,536	$7,400	$(37,318)	$(246)	$(12,215)
See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)

	2010	2009
Operating activities:
Net loss	$(9,654)		$(6,779)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	196		218
Stock-based compensation	421		96
Non-cash interest expense	1,623		243
Foreign currency transaction loss (gain) and other	164		(537)
Loss on investment in Optasia	729		-
Changes in assets and liabilities:
Restricted cash	40		-
Accounts receivable	163		(409)
Prepaid expenses, other current and other non-current assets	81		(53)

Deferred revenue	(2,823)		4,007
Accounts payable	853		53
Accrued expenses and other liabilities	(563)		(46)
Total adjustments	884		3,572
Net cash used for operating activities	(8,770)		(3,207)

Investing activities:
Purchase of fixed assets	(158)		(185)
Net cash used for investing activities	(158)		(185)

Financing activities:
Proceeds from exercise of stock options	2		-
Payments on nonconvertible notes	(418)		(865)
Payments on convertible notes	(566)		-
Proceeds from issuance of nonconvertible notes	-		2,050
Proceeds from issuance of Convertible Notes and warrants to related parties	1,375		849
Proceeds from issuance of Convertible Notes and warrants to nonrelated parties	4,925		500
Proceeds from sale of stock and warrants	3,231		1,553
Payment of debt issuance costs	(80)		-
Net cash provided by financing activities	8,469		4,087

Effects of exchange rates on cash and cash equivalents	31		-
Net increase (decrease) in cash and cash equivalents	(428)		695
Cash and cash equivalents, beginning of year	803		108
Cash and cash equivalents, end of year	$375		$803

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$136		$106
Income taxes	1		1

Non-cash financing activities:
Conversion of notes payable to Series A preferred shares	$5,921		$4,859
Issuance of warrants in connection with convertible notes payable	$341		$-
Beneficial conversion feature recorded in connection with convertible notes payable	$630		$-
Beneficial conversion feature in connection with Series A convertible preferred stock	$670	$
Beneficial conversion feature in connection with Series B convertible preferred stock	$470	$
Exchange of warrants	$231	$

See notes to consolidated financial statements.

Image Metrics, Inc.
Notes to Consolidated Financial Statements

1.      Description of Business and Summary of Significant Accounting Policies

a. Nature of Business

Image Metrics, Inc. is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Any references to the “Company” or “Image Metrics” are to Image Metrics, Inc. and its consolidated subsidiary.

b. Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant operating losses and has accumulated a $37.1 million deficit as of September 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to successfully raise further capital through equity or debt financing and improvement of its results of operations.  The Company has in place a credit facility that is expected to provide the Company sufficient cash to fund operations at least through January 2011 and it is anticipated that the credit facility will be extended and increased to allow for additional funding.  In addition, the Company is anticipating closing up to $1.0 million in additional equity sales subsequent to year end.  Additional funds for operations are expected to come from customer payments, new sales, joint development arrangements and a larger credit facility.

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

The Company restated its earnings per share as a result of an error in the formula for weighting the shares originally the annual report on form 10-K filed February 14, 2011 showed earnings per share of ($0.91), the corrected amount is ($.80).

c. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany accounts and transactions have been eliminated in consolidation.

d. Reverse Merger

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

e. Concentration of Credit Risk

The Company’s largest single customer accounted for 69% and 83% of total consolidated revenue for the fiscal years ended September 30, 2010 and 2009, respectively.   The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered and specified payments to be made by the customer to the Company. As of September 30, 2010 and September 30, 2009, the Company did not have any outstanding accounts receivable from this customer.

f. Cash and Cash Equivalents

The Company considers cash in bank and short term investments purchased with stated maturities of three months or less from the date of purchase are classified as cash equivalents.  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the highly liquid nature of these investments.

g. Non-Marketable Equity Securities

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

h. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortisation.  Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed. Depreciation is expensed on the straight-line method over the useful life of one to two years for computer equipment and software and three years for furniture and office equipment. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

i. Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future cash flows generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flow, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference.  The Company did not record any impairment charges during fiscal years ended September 30, 2010 and 2009.

j. Accounting for Notes Payable with Equity Instruments

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

k. Deferred Tax Assets and Liabilities

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

l. Revenue Recognition

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

m. Foreign Currency Translation and Remeasurement

During the fiscal year ended September 30, 2008, the Company’s functional currency was the British pound (“GBP”).  Transactions in foreign currencies were translated into GBP at the rates of exchange current at the dates of the transactions.

The financial statements of the Company’s wholly owned subsidiary, Image Metrics, Inc., were measured in its functional currency, the United States dollar (“US$”).  Assets and liabilities were translated at the balance sheet date at the average exchange rate prevailing on that day and income and expense items were translated at average exchange rates prevailing during the period. The related translation adjustments were recorded as a component of comprehensive income (loss) within stockholder’s equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

n. Subsequent Events

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

o. Use of Estimates

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

p. Impact of Recently Issued Accounting Standards

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

The Company’s warrant liability is classified within Level 3 because it is valued using significant inputs unobservable in the market.  (See note 1 for methodology used to determine fair value.)

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2010 (in thousands):

Level 3

Balance at September 30, 2009	$-
Issuance of warrants	2,120
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	494
Included in other comprehensive income	-
Transfers in to Level 3	263
Settlement	(231)

Balance at September 30, 2010	$2,646

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

As of February 14, 2011, the principal and all accrued interest on the loan remained outstanding.  The Company and the holder of the loan were in negotiations of extending the monetary size and length of the loan.  The Company expects the loan facility will be increased to $5.2 million and extending the maturity date to January 31, 2013.

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

During the 4 th quarter of fiscal year 2010, $450,000 of the promissory notes was converted into equity as part of the Q3 2010 Private Offering, see note 9 for further discussion.  As of September 30, 2010, the Company had $984,000 in promissory notes outstanding under this credit facility, including $650,000 issued to Saffron Hill Ventures Guernsey LTD.  As of September 30, 2010, the Company had accrued interest related to these notes in the amount of $32,000 and had recognized interest expense for the fiscal year ended September 30, 2010 of $51,000.  As of September 30, 2010, the unamortized balance of the discount was $77,000.

Image Metrics Promissory Notes 2011

On October 9, 2009, the Company entered into a loan agreement with a group of lenders, which included the Company’s principal investor, for a $2,500,000 loan facility.  The loan is for working capital purposes and can be drawn upon on an as needed basis.  Although the loan was formally signed on October 13, 2009, the Company received funds in advance of the loan documents being executed.  As of September 30, 2009, a total of $853,000 had been advanced against the facility.  The loan bears interest at 6.0% plus the Bank of England base rate, the effective interest rate as of September 30, 2009 was 6.5%.  All principal and accrued interest is due on or before March 30, 2011.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 9 for further discussion.)

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

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $102,000 to these warrants and recorded a discount against the ETV Capital 2008 Loan Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.    The unamortized balance of the discount was $0 and $25,000 as of September 30, 2010 and 2009, respectively.  The Company recognized $25,000 of interest expense for the fiscal year ended September 30, 2010 and $49,000 for the fiscal year ended September 30, 2009, from the amortization of this discount. The Company recognized $40,000 and $85,000 of interest expense for fiscal year ended September 30, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $200,000 of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established. These options expired unexercised in December 2008. The Company determined the value of these options through the use of the Black-Scholes- Merton option pricing model. The value assigned to these options was $214,000 and a corresponding notes payable discount in an equal amount was recorded at the time of issuance. The unamortized balance of the discount was $27,000 and $134,000 as of September 30, 2010 and 2009, respectively.  The Company recognized $107,000 of interest expense for the fiscal year ended September 30, 2010 and $80,000 for the fiscal year ended September 30, 2009, from the amortization of this discount.

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

7.         Benefit Plans

United Kingdom Based Employee Plan

The Company operates a defined contribution pension scheme, the Image Metrics Ltd Group Personal Pension Plan (“the Plan”), which covers certain UK based directors and employees.  Plan participants may contribute a percentage of their annual salary up to the maximum amount allowed by statute.  As defined in the Plan agreement, the Company will make matching contributions in such amount as agreed up to a maximum of 6% of individual employees’ annual gross salary. The Company, in its sole discretion, determines the matching contribution made from year to year. To receive matching contributions, the employee must be a permanent employee and employed for at least 3 months. For the years ended 2010 and 2009, the Company contributed approximately $34,000 and $39,000, respectively, to the plan as Company matching contributions.

The assets of the plan are separately held from those of the company in an independently administered fund for the benefit of the individuals which are both personal and portable. The Company has no financial obligations to an individual’s pension under the pension plan once an individual has left the Group Pension Plan.

United States Based Employee Plan

The Company’s United States based employees participate in a multi employer defined contribution 401(k) plan (the “401(k) Plan”).  The 401(k) Plan covers all Image Metrics employees in the U.S. who have completed 90days of service and are age 21 or older. Participants may contribute up to 50% of their annual salary up to the maximum amount allowed by statute.  As defined in the Company Adoption and Acceptance Agreement Amendment No. 1, Effective January 1, 2008, a mandatory safe harbor matching contribution, equal to 100% of the first 6% of each employee’s elective contributions will be made.  Safe Harbor Matching Contributions will not be made on elective contributions in excess of 6% of compensation.  These contributions will be made on a payroll-by-payroll basis for all eligible employees.  For the years ended 2010 and 2009, the Company contributed approximately $109,000 and $106,000, respectively, to the plan as Company matching contributions.

8.         Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. The Company has a total net deferred tax asset before valuation allowance of $11,517,194 and $9,431,000 as of September 30, 2010 and 2009, respectively.  This is mainly in respect of tax losses which are available to carry forward to offset against future taxable profits. These losses will only be available for offset when the company makes taxable profits.  As the timing of these profits is not certain it has been assumed the losses will not be recoverable in the foreseeable future.

Components of the Company’s loss before tax as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009

United Kingdom	$(3,431)	$(1,421)
United States	(6,223)	(5,358)
	$(9,654)	$(6,779)

Components of the Company’s consolidated net deferred tax asset as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009

United Kingdom
Tax assets	$4,515	$4,081
Tax liabilities	-	-
United States
Tax assets	7,002	5,387
Tax liabilities	-	(37)
Valuation allowance	(11,517)	(9,431)
	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the United Kingdom as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets
Net operating losses carryforwards	$3,114	$2,675
Revenue recognition	993	993
Share based payments expense	337	338
Fixed assets	45	46
Other timing differences	26	29
Gross deferred tax assets	4,515	4,081

Deferred tax liabilities
Gross deferred tax liabilities	-	-
Valuation allowance	(4,515)	(4,081)

Net deferred tax assets	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the US as of September 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets
Net operating losses carryforwards	$6,192	$5,186
Revenue	240	73
Stock based compensation expense	143	128
Other timing differences	393	-
Gross deferred tax assets	6,968	5,387

Deferred tax liabilities
Fixed assets	$34	$(37)
Gross deferred tax liabilities	-	(37)
Valuation allowance	(7,002)	(5,350)

Net deferred tax assets	$-	$-

Actual income tax expense differs from that obtained by applying the statutory rate applicable to the parent company to income before income taxes as follows (in thousands):

	2010	2009
Income tax benefit at the United States statutory income tax rate of 34% for fiscal year 2010 and at the United Kingdom statutory income tax rate of 28% for fiscal year 2009	$2,188	$1,898
Research and development expenses	-	61
State taxes	375	-
Nondeductible expenses and other items	(29)	(59)
Rate change impact	(1,066)	-
Incremental tax benefit from foreign operations	618	370
Change in valuation allowance	(2,086)	(2,270)
	$-	$-

The income tax benefit for the fiscal years ended September 30, 2010 and 2009 consisted of the following:
	2010	2009
United Kingdom
Current (investment credit)	$-	$-
Deferred	434	419
United States
Current	-	-
Deferred	1,652	1,851
Valuation allowance	(2,086)	(2,270)
	$-	$-

Changes in valuation allowance from September 30, 2009 to September 30, 2010 are as follows (in thousands):

2010
UK
Beginning Balance – 9/30/2009	$4,081
Changes in:
Net operating losses carryforwards	439
Revenue recognition	-
Share based payments expense	(1)
Fixed assets	(1)
Other timing differences	(3)
Ending Balance – 9/30/2010	$4,515

US
Beginning balance – 9/30/2009	$5,350
Changes in:
Net operating losses carryforwards	1,006
Revenue	167
Stock based compensation expense	15
Other timing differences	464
Ending balance – 9/30/2010	$7,002

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

 At September 30, 2010, the Company had US net operating loss carryforward of approximately $15,564,908   available to reduce future taxable income, which will expire at various dates beginning in 2026. At September 30, 2010, the Company had United Kingdom net operating loss carryfoward of approximately $11,122,122   available to reduce future taxable income in the same trade. The net operating losses in the United Kingdom currently do not have any expiration dates. The Company has evaluated the impact of ASC 740-10-25 on its financial statements. The evaluation of a tax position in accordance with ASC 740-10-25 is a two-step process. The first step is recognition: The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold would be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.   The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.28 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stock.

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

The fair value of the warrants was estimated to be $2.6 million as of September 30, 2010.  The following assumptions were used to estimate the fair value of the warrants as of September 30, 2010:

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

On November 1, 2010, the Company filed a Form S-1.  The Form S-1 was a registration for the sale of up to 21,397,955 shares of our common stock by the selling stockholders listed in the Form S-1.  These shares consist of 10,330,538 shares of common stock issuable upon conversion of our series A convertible preferred stock, 8,767,417 shares of common stock issuable upon exercise of our warrants and 2,300,000 shares of common stock issuable upon conversion of all of the principal and accrued interest of our convertible promissory notes. The distribution of the shares by the selling stockholders is not subject to any underwriting agreement.  We will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants.  We will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them.  As of February 14, 2011, the Company was in process of submitting an amendment to the Form S-1 to update all the financial information and disclosures to reflect restatements of the Company’s second and third quarters of fiscal year 2010 and replying to the SEC’s comments to its original Form S-1 filing.

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

The Company estimates the fair value of each option on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions described below.  The expected life of the option is calculated using the simplified method set out in ASC 718 “Compensation-Stock Compensation”. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  The Company uses the simplified method as it does not have sufficient exercise data from its own experience to determine a reasonable estimate. The expected volatility of stock awards is based upon the historical volatility of similar entities whose share prices are publicly available.  The risk-free interest rate is based on the yield curve of a zero coupon bond issued by the United States government on the date the award is granted with a maturity equal to the expected term of the award.  The dividend yield reflects that the Company has not historically paid regular cash dividends from inception.

The Company issued 4,121,948 grants to employees or non-employee directors during the fiscal year ended September 30, 2010 and did not issue any grants during the fiscal year ended September 30, 2009.

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

On May 1, 2009, the Company extended the term of a fully vested option granted to a departing employee.  At the time of the employment status change, the employee’s outstanding option was exchanged for a new option to purchase 83,317 shares of the Company’s stock.  The option was immediately exercisable at an exercise price of $1.01 as there was no longer a required service period.  The Company recorded $25,000 of additional stock compensation expense, which represented the incremental fair value of the new option compared to the exchanged option.

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

The following table summarizes the stock option activity under the plan for the fiscal years ended September30, 2010 and 2009 (monetary values presented in $):

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at September 30, 2008	711,422	0.81	5.83	554,661

Granted	83,317	1.01	9.58

Expired	(363,389)	0.54	-

Forfeited	-	-	-

Exercised	-	-	-
Outstanding at September 30, 2009	431,350	1.07	6.83	3,269

Granted	4,621,948	0.53	6.47

Expired	(73,068)	195	-

Forfeited	(1,143,750)	1.00

Exercised	(17,640)	0.12		4,857

Outstanding at the end of the year	3,818,840	0.44	8.38	2,920,419

Vested and expected to vest at the end of the year	3,612,630	0.43	7.16	2,920,419

Exercisable at the end of the year	3,167,384	0.30	8.15	2,920,419

The following table summarizes information about stock options outstanding at September 30, 2010.

	Options Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Options exercisable	Weighted Average Exercise price

Range of exercise prices

$0.04-$0.12	2,473,368	9.09	0.12	2,473,368	0.12

$1.00-$1.01	1,311,185	7.12	1.00	659,728	1.00

$2.02-$2.13	34,287	4.45	2.07	34,287	2.07

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

11.   Net Loss per Common Stock

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the fiscal year ended September 30, 2010, shares of potential common stock of approximately 8,989,027 were not included in the diluted calculation because the effect would be anti-dilutive.  There were 793,684 shares of potential common stock that would have been considered anti-dilutive during the twelve months ended September 30, 2009.

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

Property and equipment, net and capital expenditures are assigned by geographic region based on the location of each legal entity. The following table summarizes location of fixed assets, net of accumulated depreciation, by region for the fiscal years ended September 30 (in thousands).

	September 30,
	2010	2009
Europe	$42	$63
North America	97	114
Total property and equipment (net)	$139	$177

14.  Related Party Transactions

During the fiscal years ending September 30, 2010 and 2009, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Limited. The value of services provided by Optasia was $13,000 and $31,000 during the twelve months ended September 30, 2010 and 2009, respectively.  The Company did not have any payables due to Optasia as of September 30, 2010 and 2009 .

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

In December 2008, the Company sold an aggregate of 599,393 shares of its Series B Preferred Ordinary shares at $2.63 per share for a total of 1,575,000 to two of the Company’s existing investors, one of which is also a member of the Company’s Board of Directors.  These shares were subsequently exchanged for shares of common stock in connection with March 10, 2010 exchange transaction.

As a result of the Company initiating the March 10, 2010 private equity offering, Series B Preferred Ordinary shareholders were entitled to purchase a defined amount of additional shares of Series B Preferred Ordinary at par value of $0.08.  In February 2010, SHV, as a Series B shareholder, purchased 480,404 shares of the Company’s Series B Preferred Ordinary shares at $0.08 per share. This sale of Series B Preferred Ordinary shares to SHV and the other nonrelated parties was accounted for as a deemed dividend.  The total amount of the deemed dividend was in the amount of $470,000 and recorded as a reduction to retained earnings.  The portion of the deemed dividend attributable to SHV was $351,000.

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

15. Subsequent events

As of February 14, 2011, the principal and all accrued interest on the Q4 2010 Secured Convertible Loan remained outstanding.  The Company and the holder of the loan were in negotiations of extending the monetary size and length of the loan.  The Company expects the loan facility will be increased to $5.2 million and extending the maturity date to January 31, 2013.  Subsequent to September 30, 2010, the Company issued promissory notes totaling $2.0 million under this facility.

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