Form 10-Q
period 2010-12-31
Image Metrics, Inc.
filed 2011-02-22
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 22, 2010 there were 15,869,277 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

IMAGE METRICS, INC.
DECEMBER 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$407	$375
Restricted cash	-	60
Accounts receivable	104	259
Prepaid and other current assets	116	175
Total current assets	627	869

Property and equipment (net)	103	139
Total assets	$730	$1,008

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,281	$1,390
Accrued expenses and other current liabilities	547	656
Deferred revenue	5,901	5,699
Notes payable, net of discount	3,422	2,233
Notes payable to related party, net of discount	630	599
Warrant liability	3,004	2,646

Total current liabilities	14,785	13,223

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 15,869,277 and 15,869,277 shares at December 31, 2010 and September 30, 2010, respectively	16	16
Series A Convertible Preferred stock, $0.001 par value. Authorized 15,000,000 shares; issued and outstanding 10,680,536 and 10,330,536 shares at December 31, 2010 and September 30, 2010, respectively	7,538	7,400
Additional paid-in-capital	18,131	17,933
Accumulated deficit	(39,498)	(37,318)
Accumulated other comprehensive loss	(242)	(246)
Total shareholders’ deficit	(14,055)	(12,215)

Total liabilities and shareholders’ deficit	$730	$1,008

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended December 31,
	2010	2009

Revenue	$550	$2,387
Cost of revenue (exclusive of depreciation shown separately below)	409	815
Gross profit	141	1,572

Operating expenses
Selling and marketing	223	353
Research and development	297	384
Depreciation and amortization	36	44
General and administrative	1,184	2,054
Total operating expenses	1,740	2,835

Operating loss	(1,599)	(1,263)

Interest expense	(468)	(80)
Foreign exchange gain (loss)	(48)	16
Total other expense	(516)	(64)

Loss before provision for income taxes	(2,115)	(1,327)
Provision for income taxes	-	-
Net loss	$(2,115)	$(1,327)
Deemed dividend	(65)	-
Net loss attributable to common stock	$(2,180)	$(1,327)
Basic and diluted net loss per share of common stock	$(0.14)	$(0.12)
Weighted average shares used in computing net loss per share of common stock	15,869,277	11,204,514

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)
	Three months ended December 31,
	2010	2009
Operating activities:
Net loss	$(2,115)	$(1,327)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	36	44
Stock-based compensation	117	89
Non-cash interest expense	353	55
Foreign currency transaction loss (gain) and other	48	(15)
Changes in assets and liabilities:
Restricted cash	60	-
Accounts receivable	155	225
Prepaid expenses and other current assets	59	(43)
Deferred revenue	202	(1,232)
Accounts payable	(111)	431
Accrued expenses and other current liabilities	(109)	(44)
Total adjustments	810	(490)
Net cash used for operating activities	(1,305)	(1,817)

Investing activities:
Purchase of fixed assets	-	(82)
Net cash used for investing activities	-	(82)

Financing activities:
Payments on nonconvertible notes to nonrelated party	(150)	(134)
Proceeds from issuance of convertible notes to nonrelated party	1,275	-
Proceeds from issuance of convertible notes to related party	-	1,375
Proceeds from sale of Series A preferred stock and warrants	215	-
Net cash provided by financing activities	1,340	1,241

Effects of exchange rates on cash and cash equivalents	(3)	(12)
Net increase (decrease) in cash and cash equivalents	32	(670)
Cash and cash equivalents, beginning of year	375	803
Cash and cash equivalents, end of period	$407	$133

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2	$25

Non-cash financing activities:
Conversion of notes payable to Series A preferred shares	$-	$4,859
Beneficial conversion feature recorded in connection with Series A preferred stock	$65	$-
See notes to consolidated financial statements.

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

The Company has incurred significant operating losses and has accumulated a $39.5 million deficit as of December 31, 2010. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of its results of operations.

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of December 31, 2010 the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of December 31, 2010, our results of operations for the three months ended December 31, 2010 and 2009, and our cash flows for the three months ended December 31, 2010 and 2009. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

These unaudited interim Consolidated Financial Statements should be read  in conjunction with the Consolidated Financial Statements and related notes on our Annual Report on Form 10-K filed on February 14, 2010 as amended on February 22, 2010.

Image Metrics, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany accounts and transactions have been eliminated in consolidation.

Reverse Merger

On March 10, 2010, the Company acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”), in exchange for 11,851,637 shares of our common stock, par value $.001 per share. In the merger, we exchanged 11,851,637 shares of our common stock, par value $.001 per share for all of the outstanding share capital of Image Metrics LTD comprised of 2,125,197 shares of ordinary stock, 300,607 A ordinary stock, 1,567,178 preferred ordinary stock and 2,725,633 series B preferred ordinary stock.  As a result, Image Metrics LTD is now our wholly-owned subsidiary. The transaction is referred to in this quarterly report on Form 10-Q as the exchange transaction.

Prior to the exchange transaction, the Company was named International Cellular Accessories (“ICLA”). ICLA did not have any operations and had nominal assets.  Subsequent to the exchange transaction, the former Image Metrics LTD shareholders held a majority of the voting interest in the Company.  Therefore, the exchange transaction was determined to be the merger of a private operating company, Image Metrics, LTD, into a public non-operating shell, ICLA.  Accordingly, the Company accounted for the exchange as a capital transaction in which Image Metrics LTD issued stock for the net monetary assets of the Company accompanied by a recapitalization.  The pre-acquisition financial statements of the accounting acquirer, Image Metrics LTD, became the historical financial statements of the combined companies.  These historical consolidated financial statements of the Company do not include the operations of International Cellular Accessories (“ICLA”) prior to March 10, 2010, but only reflect the operations of Image Metrics LTD and its subsidiary.  Additionally, the Company’s pre-exchange transaction equity has been restated to reflect the equivalent number of common shares of the Company received by Image Metrics LTD shareholders in the exchange transaction, with differences between the par value of the Company’s and Image Metrics LTD’s stock recorded as an adjustment to additional paid in capital. Upon the exchange transaction, the Company adjusted its capitalization to reflect the legally issued and outstanding shares existing pursuant to the exchange.

Concentration of Credit Risk

The Company’s largest single customer accounted for 65% and 93% of total consolidated revenue for the three months ended December 31, 2010 and 2009, respectively. The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of December 31, 2010 and September 30, 2010, the Company did not have any outstanding accounts receivable from this customer.

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

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or the Company’s best estimate of the selling price for that unit of accounting, being the price at which the Company would transact if the unit of accounting were sold by the Company regularly on a standalone basis. During fiscal year 2009 and the three months ended December 31, 2010, the majority of our revenue is related to contracts that involve the delivery of multiple elements. Since the Company did not have VSOE or TPE, all the revenue associated with these contracts was recognized based on estimated selling price.

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of this quarterly report on Form 10-Q.

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

 Non-Marketable Equity Securities

The Company periodically reviews its marketable securities, as well as its non-marketable equity securities, for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is “other-than-temporary.” Factors the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to its Consolidated Statements of Operations.  As of December 31, and September 30, 2010, the Company did not have any marketable securities.

Accounting for Notes Payable with Equity Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either the Monte Carlo Simulation models or the Black-Scholes-Merton model. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of our common stock price based the experience of other entities considered comparable to our company.

Certain of our warrants outstanding contain price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and therefore are no longer viewed as indexed to our common stock. As a result, the Company accounts for these warrants as a derivative under ASC 815 and recorded them as liabilities under the caption of “Warrant Liability” at fair value . The Company determines the fair value of these instruments through the use of the Monte Carlo Simulation model . In accordance with ASC 480 and 815, any changes to the fair value of these instruments are recorded in interest expense in the consolidated statement of operations.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amended ASC 820 to clarify certain existing fair value disclosures and require a number of additional disclosures. The guidance in ASU 2010-06 clarified that disclosures should be presented separately for each “class” of assets and liabilities measured at fair value and provided guidance on how to determine the appropriate classes of assets and liabilities to be presented. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. In addition, ASU 2010-06 introduced new requirements to disclose the amounts (on a gross basis) and reasons for any significant transfers between Levels 1, 2 and 3 of the fair value hierarchy and present information regarding the purchases, sales, issuances and settlements of Level 3 assets and liabilities on a gross basis. The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2010, the Financial Accounting Standards Board  issued ASU 2010-29—Business Combination.  This update addresses disclosure requirements and presentation of comparative financial statements for a business combination.  This update requires the acquiring company disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

2.	Fair Value Measurements

The Company follows guidance that requires certain fair value disclosures regarding the Company’s financial and non-financial assets and liabilities.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  The Company does not have any financial assets required to be recorded at fair value on a recurring basis, nor financial assets and liabilities required to be recorded at fair value on a non-recurring basis.  The Company does record a liability for its outstanding warrants at fair value, see note 4 for further discussion.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows (in thousands):
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$3,004	—	—	$3,004

The warrant liability which is included within current liabilities represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of December 31, 2010, the trigger price was $1.00.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a three month estimated life.  The three month estimated life was determined to be the expected time before the underlying security would be registered.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the quarter ended December 31, 2010 (in thousands):
Level 3

Balance at September 30, 2010	$2,646
Issuance of warrants with derivatives	62
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	296
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at December 31, 2010	$3,004

For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.    The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 3 for further details on the Company’s debt:

	December 31, 2010		September 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$3,431	$3,431	$2,305	$2,305
Current portion of notes payable to related party	650	650	650	650
Noncurrent portion of notes payable	-	-	-	-
Noncurrent portion of notes payable to related party	-	-	-	-
	$4,081	$4,081	$2,955	$2,955
Discount on notes payable	(29)	-	(123)	-
	4,052	4,081	2,832	2,955

3.	Notes Payable

Q4 2010 Secured Convertible Loan

On September 9, 2010, the Company established a secured convertible loan facility.  The facility is for a maximum of $2.60 million, of which $2.60 million of promissory notes were issued by the Company as of December 31, 2010 to one individual.  The debt bears interest at 13.5% per year and originally was to mature on January 31, 2011 or, in the event that a subsequent financing is consummated, then the maturity date will be the earliest maturity date of any indebtedness incurred in the subsequent financing.

The loan is secured by a first priority security interest in all assets of Image Metrics. The debt is convertible at the option of the holder into common stock of the Company at a conversion price equal to $1.00 per share.

In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum.   The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.

The Company had recognized interest expense during the three months ended December 31, 2010 of $0.08 million related to this loan.  As of December 31, 2010, the Company had $0.10 million of accrued interest for this loan.  As of December 31, 2010, the amount of principal outstanding for this loan was $2.90 million.  The Company received $0.30 million of the outstanding balance as an advance on the larger facility currently being negotiated by Image Metrics with private lenders.

Until the Q4 2010 Secured Convertible Loan is paid in full, the Company is required to obtain written consent of the lender to perform any of the following: issue any secured debt, make any loans or advances, purchase equity of an individual, firm or corporation, merge or consolidate with another corporation, sell assets outside of the normal course of business or for a price below fair market value, enter into a new line of business, or change state of incorporation.

As of February 22, 2011, the principal and all accrued interest on the loan remained outstanding.  The Company and the holder of the loan were in negotiations to increase the amount available to borrow and extending the maturity date of the loan.  The Company expects the loan facility will be increased to $5.20 million and the maturity date extended to January 31, 2013.

Q3 2010 Bridge Loan

During the third quarter of 2010, the Company established a $1.50 million credit facility (“Q3 2010 Bridge Loan”).   Between May and July 2010, the Company issued $1.50 million in promissory notes under this facility.  The payment of the promissory notes and the Company’s obligations thereunder are not secured by any collateral.  The promissory notes bear interest at 10% per annum and mature at the earlier of February 24, 2011 or such date the Company completes a private placement of units consisting of one share of the Company’s series A convertible preferred stock and a detachable warrant to purchase one-half share of its common stock (an “Offering”); provided that, at any closing of an Offering, not more than 50% of the closing net proceeds will be repaid to any lender before a minimum of $2.50 million in aggregate net proceeds have been raised by the Company.  Upon the Company completing an Offering, the holders of these notes have the option to convert the principal and accrued interest into the Offering at the price of $1.00.  In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum and the promissory notes will be convertible into common stock of the Company at a conversion price of $0.50 per share.   The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.  The holders of the notes also received warrants to purchase 450,000 shares of the Company’s common stock at $1.50 per share and have expiration dates between May and July 2014.

The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of December 31, 2010, the trigger price was $1.00. These warrants are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered marketability for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a three month estimated life.  The three month estimated life was determined to be the expected time before the underlying security would be registered.

The Company, though the use of a Monte Carlo Simulation valuation method, assigned a fair value of $204,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding. As of December 31, 2010, the Company had accrued interest related to these notes in the amount of $0.05 million and had recognized interest expense during the three months ended December 31, 2010 of $0.02 million. As of December 31, 2010, the unamortized balance of the discount was $0.03 million.

During the 4 th quarter of fiscal year 2010, $0.45 million of the promissory notes were converted into equity as part of the Q3 2010 Private Offering, see note 4 for further discussion.  As of December 31, 2010, the Company had $0.98 million in promissory notes outstanding under this credit facility, including $0.65 million issued to Saffron Hill Ventures Guernsey LTD.

ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $0.20 million of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  We are currently in default of these convertible notes.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership. As of December 31, 2010, the principal and accrued interest owed on these loans was $0.22 million.

Saffron Hill Ventures II 2009 Loan

On April 27, 2009, Image Metrics LTD signed a loan agreement with its largest shareholder, Saffron Hill Ventures (“SHV”) in the amount of $1.2 million. The loan bore interest at 6.0% plus the Bank of England base rate.  The effective interest rate as of March 10, 2010 was 6.5%.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 4 for further discussion.)

Private Individual Loan

On March 13, 2009, Image Metrics LTD signed a loan agreement with a private individual. The loan facility was for a maximum of $0.50 million and bore interest at 5.0% plus the London Interbank Offered Rate (LIBOR), the effective interest rate as of March 10, 2010 was 5.23%. All principal and accrued interest was converted into equity as part of the Company’s private offering that closed on March 10, 2010, see note 4 for further discussion.

Saffron Hill Ventures Loans

Between July 2005 and April 2008, Image Metrics LTD signed three loan agreements with Saffron Hill Ventures Limited Partnership (“SHVLP”). The loan facilities’ available amounts were £0.45 million, £1.00 million and £1.50 million, respectively, with the proceeds to be used for general working capital.  The £450,000 loan bore interest at LIBOR plus 2%, and the other loans bore interest at LIBOR plus 8%.

The loan for £0.45 million had beneficial contingent conversion rights, whereby the loan could be converted into equity of Image Metrics LTD at a discount.  The contingency was based upon the Company completing a successful equity offering which raises at least £0.10 million.  The conversion price would have been equal to 80% of the share price in the offering.  Upon receiving proceeds from the loan, the Company recorded a discount on the note equal to the intrinsic value of the beneficial conversion rights in the amount of $0.22 million. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company did not recognize this discount into earnings as the contingency had not been removed.

On October 27, 2008, Image Metrics LTD converted the loans from SHVLP into series B preferred ordinary shares of Image Metrics LTD’s stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction (see notes 1 and 4 for further discussion).

ETV Capital 2008 Loan

On March 3, 2008, Image Metrics LTD signed a loan agreement with ETV Capital, Inc. (“ETV”). The loan facility was for a maximum of $1.00 million with the proceeds to be used for general working capital.  The loan is to be paid in equal installments commencing July 2008 and continuing through December 31, 2010 at a fixed interest rate of 11.43%.  The loans are secured by a first priority security interest in all assets of Image Metrics LTD.

As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to £0.14 million of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.65 or the price offered to investors in the next equity offering made by Image Metrics LTD and are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  Prior to March 15, 2010, the Company’s common stock was not traded on any stock exchange, as such, the Company, through the use of a third party valuation firm, determined the fair value of its common stock as of October 1, 2009 and December 31, 2009.   These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company (see note 4 for further discussion).

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $0.10 million to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.    The discount was completely amortized as of December 31, 2010.  The Company recognized $0.03 million of interest expense for the three months ended December 31, 2010 and 2009, from the amortization of this discount. The Company recognized less than $0.01 million and $0.02 million of interest expense for the three months ended December 31, 2010 and 2009, respectively, for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $0.20 million of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established. These options expired unexercised in December 2008. The Company determined the value of these options through the use of the Black-Scholes- Merton option pricing model. The value assigned to these options was $0.21 million and a corresponding notes payable discount in an equal amount was recorded at the time of issuance. The discount was completely amortized as of December 31, 2010.  The amortization of the discount is combined with fair value accounting for the warrants discussed above and is recorded as interest expense on the accompanying consolidated statement of operations.

Royal Bank of Scotland Loan

 In January 2002, Image Metrics LTD obtained a bank loan for £250,000. The loan bore interest at 2.5% per annum.  The loan was guaranteed under the Small Firms Loans Guarantee Scheme in the United Kingdom. The loan was paid off in February 2010.

4.	Shareholders’ Equity

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

In connection with the exchange transaction, Saffron Hill Ventures and other potential investors provided Image Metrics LTD with bridge financing.  The bridge financing provided working capital while Image Metrics LTD worked to complete the private equity offering.  On January 10, 2010, Image Metrics LTD established a credit instrument in the amount of $2.0 million in 10% Unsecured Convertible Notes.

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

The warrants contain anti-dilution provisions which cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of December 31, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumption about events triggering down round pricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a three month estimated life.  The three month estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation with any changes being recorded to the interest expense in the period the change occurs.  $1.6 million of the 10% Unsecured Convertible Notes were converted into equity as part of the Company’s private equity offering that closed on March 10, 2010.  The remaining $0.4 million of the notes were repaid with the proceeds from the private offering.

On March 26, 2010, the Company closed the second round of its private equity offering.  The Company sold 925,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase common stock, for $0.93 million in gross proceeds.  The proceeds from the second close were reduced by $0.07 million for broker commission and expenses yielding net proceeds of $0.86 million.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share through March 26, 2014, subject to redemption provisions based on the trading price and trading volume of our common stock.  The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.60 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stockholders.

Q4 2010 Private Equity Offering

On July 26, August 31 and September 20, 2010, the Company closed three rounds of a private equity offering.  The Company sold 959,438 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase ½  a share of the Company’s common stock at an exercise price of $1.50 per share, for $0.95 million in gross proceeds.  The $0.95 million in gross proceeds included the conversion of $0.45 million promissory notes from the Q3 2010 Bridge Loan.  The proceeds from this offering were reduced by $0.14 million for transaction costs, which primarily consisted of legal fees and broker commissions, yielding net proceeds of $0.36 million.

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

Q1 2011 Private Equity Offering

During the first quarter of fiscal year 2011, the Company sold an aggregate of 350,000 shares of its Series A Convertible Preferred Stock, each with a detachable, transferable warrant to purchase ½ a share of the Company’s common stock at an exercise price of $1.50 per share, for $0.35 million in gross proceeds.   The proceeds from this offering were reduced by $0.13 million for broker commissions, yielding net proceeds of $0.22 million.

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per share and have expiration dates between November and December 2014, , subject to redemption provisions based on the  trading price and trading volume of our common stock.   The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.06 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stock.

Warrant Liability

Between March 2010 and December 2010, in connection with the issuance of the Company’s bridge loans and private placements, the Company issued warrants to purchase 8,476,717 shares of common stock at an exercise price of $1.50 per share, 225,000 shares of common stock at an exercise price of $1.00 and 500,700 shares of common stock at an exercise price of $1.20 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur between March and December 2014.  The warrants were recorded as a warrant liability on the balance sheet. The warrant liability fair value was determined at time of each issuance.  The fair value was determined using a Monte Carlo Simulation. The warrant liability is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation model with any changes being recorded to the interest expense in the period the change occurs.

The warrants associated with the bridge loans and private placements contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2010, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

Currently, there is not an observable market for this type of derivative and, as such, we determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and the assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a market for these shares.  The discount for lack of market was determined based on the put value of an option on the common stock underlying the warrants using a Black-Scholes-Merton model with a three month estimated life.  The three month estimated life was determined to be the expected time before the underlying security would be registered.  The warrant liability fair value was determined at time of each issuance and is revalued at the end of each reporting period to fair value using the Monte Carlo simulation with any changes being recorded to the interest expense in the period the change occurs.

The fair value of the warrants was estimated to be $3.00 million as of December 31, 2010 and $2.6 million as of September 30, 2010.  The following assumptions were used to estimate the fair value of the warrants as of December 31, 2010 and September 30, 2010.:
	December 31, 2010	September 30, 2010
Common stock fair value	$1.14 (1)	$1.07 (1)
Volatility	53%	53%
Contractual term (years)	3.19	3.44
Risk-free rate	1.02%	0.64%
Expected dividend yield	0.0%	0.0%

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

During the three months ended December 31, 2010, the Company recorded $0.30 million of interest expense for these warrants, respectively.  The Company did not have any interest expense during the three months ended December 31, 2009 for these warrants.

SEC Registration rights

Pursuant to a subscription agreement with the selling stockholders relating to our March and July - September 2010 private placements and the Q4 2010 Secured Convertible Loan, the Company committed to meeting certain SEC registration requirements, including the requirement to file a Form S-1.  If the Company fails to meet any of these filing obligations, the Company could be required to pay damages of $178,000 (2% of the aggregate offering price) per month up to 12% until the default is cured to the investors who subscribed to the March private placement.  These damages can be waived if the Company's Board of Directors determines the Company's management has exerted its best efforts to meet the requirements.

In May 2010, the Company’s Board of Directors granted the Company an indefinite waiver of its obligations to meet its requirement to file a Form S-1.  In addition, in August 2010, the Board of Directors granted the Company a waiver of its obligation to meets its requirement to file Form 8-Ks and  a Form 10-Q for the period ended June 30, 2010.  On February 13, 2011, the Company’s Board of Directors granted the Company a waiver of its obligation to meet its requirement to file a Form 10-K for the fiscal year 2010.  As a result of these waivers, the Company is not subject to pay its investors any damages; therefore, the Company has not recorded any liabilities for such damages.

On November 1, 2010, the Company filed a Form S-1.  The Form S-1 was a registration for the sale of up to 21,397,955 shares of our common stock by the selling stockholders listed in the Form S-1.  These shares consist of 10,330,538 shares of common stock issuable upon conversion of our series A convertible preferred stock, 8,767,417 shares of common stock issuable upon exercise of our warrants and 2,300,000 shares of common stock issuable upon conversion of all of the principal and accrued interest of our convertible promissory notes. The distribution of the shares by the selling stockholders is not subject to any underwriting agreement.  The Company will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants.  The Company will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them.  As of February 22, 2011, the Company was in process of submitting an amendment to the Form S-1 to update all the financial information and disclosures to reflect restatements of the Company’s second and third quarters of fiscal year 2010 and replying to the SEC’s comments to its original Form S-1 filing.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,522 preferred shares of the Company at an exercise price of $1.50.  As of December 31, 2010, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.  The discount associated with these warrants was fully amortized as of December 31, 2010. (See note 2 for additional discussion.)

5.	Comprehensive Loss

The table below reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended December 31,
	2010	2009
Net loss	$(2,115)	$(1,327)
Foreign currency translation adjustments	3	246
Comprehensive loss	$(2,112)	$(1,081)

6.	Net Loss per Common Stock

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three months ended December 31, 2010, shares of potential common stock of 14,462,882 were not included in the diluted calculation because the effect would be anti-dilutive. For the three months ended December 31, 2009, shares of potential common stock of 914,114 were not included in the diluted calculation because the effect would be anti-dilutive.

7.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $0.04 million and $0.17 million for the three months ended December 31, 2010 and 2009, respectively.  The Company is committed under operating leases with terminations through 2012 and has the option to renew for five years.  The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2011 (January through September)	$60
2012	80
Thereafter	-
Total future minimum lease payments	$140

8.	Business Segment Information

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

	Three Months Ended December 31 30,
	2010	2009
Europe	$373	$2,246
North America	177	141
Total revenue	$550	$2,387

The following table summarizes net loss by region (in thousands):

	Three Months Ended December 31,
	2010	2009
Europe	$(306)	$601
North America	(1,809)	(1,928)
Total net loss	$(2,115)	$(1,327)

The following table summarizes interest expense, depreciation and loss on investment by region (in thousands):

	Three Months Ended December 31,
	2010	2009
Europe
Interest income (expense)	$(32)	$(80)
Depreciation	(8)	(9)

North America
Interest Expense	(436)	-
Depreciation	(28)	(35)

9.	Related Party Transactions

During the three months ended December 31, 2010 and 2009, the Company incurred interest expense of $0.02 million and $0.04 million, respectively, related to notes payable to SHV, its largest shareholder.  The Company had accrued interest payable to SHV of $0.04 million and $0.03 million as of December 31, 2010 and September 30, 2010, respectively.

During the three months ended December 31, 2009, the Company received loan proceeds in the amount of $0.38 million from its principal investor, SHV.  The Company did not make any loan payments to SHV during the three months ended December 31, 2010 and 2009.  As of December 31, 2010 and September 30, 2010, the Company had outstanding notes payable to SHV of $0.65 million .

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $0.50 million of Series A Convertible Preferred Stock and warrants.  (See note 4 for further discussion.)

During the three months ended December 31, 2009, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Limited. The value of services provided by Optasia was $6,000 during the three months ended December 31, 2009.  The Company did not enter into any transactions with Optasia during the three months ended December 31, 2010.  The amount due to Optasia as of December 31, 2010 and 2009 was $0.

10.	Subsequent events

As of February 22, 2011, the principal and all accrued interest on the Q4 2010 Secured Convertible Loan remained outstanding.  The Company and the holder of the loan were in negotiations of extending the monetary size and length of the loan.  The Company expects the loan facility will be increased to $5.2 million and extending the maturity date to January 31, 2013.  In connection with these negotiations and the Q4 2010 Secured Convertible Loan, the Company had received subsequent to December 31, 2010, $1.03 million in aggregate cash deposits from SHV and other lenders.  These deposits were advances from SHV and other private lenders on a proposed new credit facility for Image Metrics.

On January 31, 2011, Image Metrics Inc. entered into an agreement to purchase certain intellectual property, inventories and receivables of Big Stage Entertainment, Inc., a Delaware corporation (“Big Stage”), for 2,000,000 shares of Image Metrics common stock, the assumption of $0.58 million of Big Stage bank debt and the payment of $0.09 million of deal-related expenses on behalf of Big Stage.  Image Metrics will not acquire all of the assets or business previously conducted by Big Stage or any of its employees. The agreement is conditioned upon Image Metrics successfully negotiating transfer of intellectual property rights, Big Stage’s outstanding debt and other payables.  Management has evaluated the terms of the acquisition and nature of the assets acquired and liabilities assumed and tentatively concluded the transaction is not the purchase of a business.

Big Stage develops technologies for the creation of three dimensional facial models for use in television, video games and consumer markets.  Big Stage did not have any material relationship or association with the Company prior to the acquisition.

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to update any forward-looking statements or other information contained herein. Although the Company believes that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause our actual results to differ materially from expectations under Part II, Item 1A entitled “Risk Factors”. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

The following discussion should be read in conjunction with the information included within our Audited Financial Statements for the years ended on September 30, 2010 and 2009 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2011, as amended on February 22, 2011, and the Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.

Description of Our Company and Predecessor

The Company was incorporated in the State of Nevada on October 6, 2004.  We were formed to import and distribute a range of cellular accessories to wholesalers and retailers throughout Canada and the United States.  In March 2005, the Company filed a registration statement with the SEC, which became effective in May 2005, and we became a publicly-reporting and trading company.  Our cellular accessories business was discontinued in 2006 and the Company was inactive through March 10, 2010, though we continued to timely file our periodic reports with the SEC.

On March 10, 2010, the Company acquired through an exchange offer all of the outstanding ordinary shares and preferred shares of Image Metrics Limited, a private company incorporated in England and Wales (“Image Metrics LTD”).  As a result of the exchange offer, the Company is engaged in the business of providing technology-based facial animation solutions to the interactive entertainment industry.  Effective March 10, 2010, the Company changed our corporate name to Image Metrics, Inc.  The term “Image Metrics” refers to Image Metrics LTD prior to March 10, 2010, and Image Metrics, Inc. as of and after such date.

Executive Overview

Image Metrics Inc., a Nevada corporation, is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe we are the leader in the field of facial animation in terms of quality, cost and completion time.  In many contexts, the Company believes that it is able to accomplish what other providers simply cannot.  Examples of our notable and innovative facial animation projects include the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks, 2009 “Grand Theft Auto IV” video game, which generated for Rockstar Games over $500 million in sales in its first week, the 2009 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Oscars including one for achievement in visual effects, and the 2009 Black Eyed Peas’ Boom Boom Pow music video, which in 2010 won the Grammy Award for best short form music video.

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

Total revenue during the three months ended December 31, 2010 had decreased by $1.84 million to $0.55 million from $2.39 million during the three months ended December 31, 2009.  The decrease in revenue is the result of our largest customer changing the timing of their next major game release.

Gross margin was 26% for the first quarter of fiscal 2011, compared to 66% for the same prior year quarter.  The decrease in gross margin is a direct result of the Company having minimal amount of paying projects to service during the three months ended December 31, 2010 and as a result experienced significant under utilization of our labor that comprises our cost of revenue.

Cash flows used for operations were $1.31 million for the first three months of fiscal 2011, compared to $1.82 million in the same period of fiscal 2010. The decrease in use of cash flow for operations was primarily the result of an increase in deferred revenue of $0.20 million during the first quarter of 2011 compared to deferred revenue decreasing by $1.23 million during the first quarter of fiscal year 2010. Cash flows from financing activities were $1.34 million for the first three months of fiscal 2011, compared to $1.24 million for the same period in 2010.  Increased cash flows were from additional debt and equity financings.

Impact of Recently Issued Accounting Standards – need to update

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29—Business Combination.  This update addresses disclosure requirements and presentation of comparative financial statements for a business combination.  This update requires the acquiring company disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

The Company considers certain accounting policies related to revenue recognition, notes payable, and deferred tax assets and liabilities to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each.

Revenue Recognition

The Company derives its revenue from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of our animation revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and third party evidence at least annually. If the Company concludes it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, it uses TPE, being the price at which the Company would transact if the unit of accounting were sold by the Company regularly on a stand-alone basis or our best estimate of the selling price for that unit of accounting.  During fiscal year 2010 and the three months ended December 31, 2010, substantially all of our revenue is related to contracts that involve the delivery of multiple elements.  Since the Company did not have VSOE or TPE, all the revenue associated with these contracts were recognized based on estimated selling price.

Notes Payable

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may embedded contain derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either Monte Carlo Simulation, or the Black-Scholes Merton option pricing model. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of our common stock price based the experience of other entities considered comparable to our company.

Deferred Tax Assets and Liabilities

Significant judgment is required in determining our provision for income taxes. The Company assesses the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months and three months ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	three months ended December 31,
	2010		2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$550	100%	$2,387	100%
Cost of revenue (exclusive of depreciation shown separately below)	(409)	(74)%	(815)	(34)%
Gross Profit	141	26%	1,572	66%

Operating Expenses
Selling & Marketing	223	41%	354	15%
Research & Development	297	54%	384	16%
Depreciation	36	7%	45	2%
General & Administrative	1,184	215%	2,054	86%
Total Operating Expenses	1,740	316%	2,835	119%

Operating loss	(1,599)	(291)%	(1,263)	(53)%

Interest income (expense)	(468)	(85)%	(80)	(3)%
Foreign exchange gain (loss)	(48)	(9)%	16	1%
Total other expense	(516)	(94)%	(64)	(3)%

Loss before taxes	(2,115)	(385)%	(1,327)	(56)%
Income Taxes	-	0%	-	0%
Net Loss	$(2,115)	(385)%	$(1,327)	(56)%

Total revenue for the three months ended December 31, 2010 decreased by 77% to $0.55 million, compared to $2.39 million in the three months ended December 31, 2009.  The decrease was primarily the result of our largest customer changing the timing of their next major game release further into fiscal year 2011.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 50%, or $0.41 million, to $0.41 million for the three months ended December 31, 2010, from $0.82 million for the three months ended December 31, 2009.  This decrease was the result of fewer projects being serviced during the three months ended December 31, 2010.

Our profit margin decreased significantly for the three months ended December 31, 2010 to 26% from 66% for the three months ended December 31, 2009.  This deterioration is directly attributable to fewer projects being serviced during the three months ended December 31, 2010.  The lower amount of projects during the three months ended December 31, 2010 resulted in decreased labor utilization rates and excess capacity variances.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 37%, or $0.13 million, to $0.22 million for the three months ended December 31, 2010 from $0.35 million for the three months ended December 31, 2009.   The lower expenses were directly attributable to fewer sales personnel.

As a percentage of revenue, sales and marketing expenses for the three months ended December 31, 2010 increased by 26% compared to the three months ended December 31, 2009.  The increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses decreased to $0.30 million for the three months ended December 31, 2010 compared to $0.38 million for the three months ended December 31, 2009.  The decrease was attributable to fewer employees. As a percentage of revenue, research and development expenses increased by 38% for the three months ended December 31, 2010 from December 31, 2009.  This increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

Depreciation

 As a percentage of revenue, depreciation expense increased to 7% for the three months ended December 31, 2010 from 2% for the three months ended December 31, 2009.  This increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses decreased 42% or $0.87 million to $1.18 million for the three months ended December 31, 2010 from $2.05 million for the three months ended December 31, 2009.  The majority of the decreased expenses were from decreased number of personnel resulting in lower payroll by $0.16 million, decreased legal and professional costs of $0.36 million, and decreased rent and other occupancy costs of $0.14 million, these reductions in expenses were partially offset by $0.03 million of increased stock compensation.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable.  We recorded net interest expense for the three months ended December 31, 2010 of $0.47 million compared to interest expense of $0.08 million in the three months ended December 31, 2009.  This increase was attributable to the issuance of convertible debt with detachable warrants during the fiscal year 2010.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired.  The warrant liability resulted in interest expense of $.30 million during the three months ended December 31, 2010.  Whereas we did not incur any interest expense associated with warrant liability during the three months ended December 31, 2009. Additionally, net interest expense includes all mark to market adjustments that were incurred during the fiscal year associated with fair value accounting for our outstanding warrants.

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

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation was a loss of $0.05 million during the three months ended December 31, 2010 compared to a foreign currency translation gain of $0.01 million during the three months ended December 31, 2009.  The variance was the result of fluctuations in exchange rates.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity transactions.  At December 31, 2010, we had $0.40 million in cash.

Net cash used in operating activities for the three months ended December 31, 2010 and 2009 was $1.31 million and $1.82 million, respectively.  Our net loss of $2.12 million in the three months ended December 31, 2010, was partially adjusted for noncash interest of $0.35 million, stock compensation expense of $0.12 million, net collections of accounts receivable of $0.15 million, and increased deferred revenue of $0.20 million.  Operating cash flows were negatively impacted by net payments for accounts payable and accrued liabilities of $0.22 million.

The Company did not use any cash  for investing activities for the three months ended December 31, 2010 and used $0.1 million for the three months ended December 31, 2009.  The primary purchases for December 31, 2009 consisted of computer equipment and software.

Net cash provided by financing activities was $1.34 million and $1.24 million for the three months ended December 31, 2010 and 2009, respectively.  The net cash provided from financing activities during the three months of 2010, was from the issuance of convertible notes, in the amount of $1.28 million, and $0.22 million received from the sale of Series A preferred stock and warrants.  These cash receipts were partially offset from payments on nonconvertible notes totaling $0.15 million.  The net cash provided from financing activities during the three months ended December 31, 2009  included proceeds from the sale of stock and issuance of debt totaling $1.38 million, which was partially offset by payments on nonconvertible notes for $0.13 million.

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

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the three month ended December 31, 2010, we had foreign currency transaction losses of $0.05 million while we had foreign currency transaction gains of $0.02 million during the three months ended December 31, 2009.  The variance was a result of fluctuations in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar.  As a result of the constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

Interest Rate Risk

 Fluctuation in interest rates could impact our ability to obtain additional debt financing. Historically, we have used external financing to fund operations and fluctuations could have a significant impact on our operating results.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

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

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

(iv)	Our management team and key accounting personnel increased their knowledge of fair value accounting and income taxes.

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

We have incurred losses from operating activities since we began operations and have an accumulated deficit of $39.5 million as of December 31, 2010.  We incurred an operating loss of $1.6 million during the quarter ended December 31, 2010, and expect to continue operating at a loss for some period of time. We continue to face the risks and difficulties of an early stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.  The report of our independent registered public accounting firm with respect to our fiscal year ended September 30, 2010 included in this annual report on Form 10-K includes a going concern explanatory paragraph indicating that our recurring operating losses and our current liabilities in excess of our current assets raise substantial doubt about our ability to continue as a going concern.  Depending upon the results of our operations for fiscal 2011 and our ability to raise additional capital, we may also receive a report with a going concern explanatory paragraph from our independent registered public accountants in connection with our financial statements to be included in our annual report on  Form 10-K for the fiscal year ending September 30, 2011.

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

Management concluded that, as of September 30, 2010 , our internal controls and disclosure control processes were not effective.  Subsequent to September 30, 2010, we implemented remedial actions to strengthen our internal controls and disclosure control processes and have since remediated these deficiencies, although there can be no assurance that such deficiencies will not reoccur.

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

Our business strategy may in the future be dependent on our ability to develop relationships with entertainment companies to increase our customer base.  These companies recommend our services to their customers who provide us with referrals and help us build presence in the market.  These relationships require a significant amount of time to develop.  Currently, we have established a limited number of these relationships.  We must expand current relationships and establish new relationships to grow our business in accordance with our business plan.  We may not be able to identify, establish, expand and maintain good relationships with quality entertainment companies.  Additionally, it is uncertain that such relationships will fully support and recommend our facial animation services.  Our failure to identify, establish, expand and maintain good relationships with quality entertainment companies would have an adverse effect on our business.

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

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 65% and 93% of our revenue for the three months ended December 31, 2010 and 2009, respectively, resulted from sales to Take-Two Interactive Software, Inc. (Rockstar Games).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares.  In addition, since our common stock is quoted on the OTC Bulletin Board ® (OTCBB), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities, stockholders may find fewer buyers to purchase the stock or a lack of market makers to support the stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 350,000 shares of series A Convertible Preferred stock during the three months ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K.  We did not repurchase any securities during that period.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are currently in default of the $196,000 notes issued between May 2006 and February 2010 by the Company when it operated as International Cellular Accessories.  Upon completion of the share exchange transaction on March 10, 2010, these notes payables entered a default status as a result of the Company having a change of ownership.  As of December 31, 2010, the principal and accrued interest owed on these loans was $223,000.  There were no other defaults upon senior securities during the period ended December 31, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2011

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.