Form 10-Q
period 2011-03-31
Image Metrics, Inc.
filed 2011-05-16
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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

As of May 13, 2011 there were 17,858,837 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

IMAGE METRICS, INC.
MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	March 31, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$891	$375
Restricted cash	-	60
Accounts receivable	235	259
Prepaid and other current assets	169	175
Total current assets	1,295	869

Property and equipment (net)	81	139
Other intangibles (net)	3,287	-
Total other assets	3,368	139

Total assets	$4,663	$1,008

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,093	$1,392
Accrued expenses and other current liabilities	834	656
Deferred revenue	5,883	5,699
Notes payable, current portion, net of discount	2,057	2,231
Notes payable to related party, net of discount	650	599
Warrant liability	342	2,646

Total current liabilities	10,859	13,223

Notes payable, non-current portion, net of discount	4,459	-

Total liabilities	15,318	13,223

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 17,858,837 and 15,869,277 shares at March 31, 2011 and September 30, 2010, respectively	18	16
Series A Convertible Preferred stock, $0.001 par value. authorized 15,000,000 shares; issued and outstanding 10,680,536 and 10,330,536 shares at March 31, 2011 and September 30, 2010, respectively	7,554	7,400
Additional paid-in-capital	20,774	17,933
Accumulated deficit	(38,810)	(37,318)
Accumulated other comprehensive loss	(191)	(246)
Total shareholders’ deficit	(10,655)	(12,215)

Total liabilities and shareholders’ deficit	$4,663	$1,008

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2011	2010	2011	2010

Revenue	$435	$1,575	$985	$3,962
Cost of revenues (exclusive of depreciation and amortization shown separately below)	(383)	(825)	(792)	(1,639)
Gross profit	52	750	193	2,323

Operating expenses
Selling and marketing	258	490	480	843
Research and development	433	227	729	610
Depreciation and amortization	29	49	65	93
General and administrative	1,106	1,780	2,292	3,835
Total operating expenses	1,826	2,546	3,566	5,381

Operating loss	(1,774)	(1,796)	(3,373)	(3,058)

Interest income (expense), net	2,411	(3,345)	1,942	(3,425)
Foreign exchange gain(loss)	52	(144)	4	(128)
Total other income (expense), net	2,463	(3,489)	1,946	(3,553)

Loss before income taxes	689	(5,285)	(1,427)	(6,611)
Provision for income taxes	-	-	-	-
Net income (loss)	$689	$(5,285)	$(1,427)	$(6,611)
Deemed dividend	-	(1,110)	(65)	(1,110)
Net income (loss) attributable to common stock	$689	$(6,395)	$(1,492)	$(7,721)
Net income (loss) attributable per share of common stock
Basic	$0.04	$(0.50)	$(0.09)	$(0.63)
Diluted	0.02	(0.50)	(0.09)	(0.63)
Weighted average shares used in computing net income (loss) attributable per share of common stock
Basic	17,284,075	12,784,970	16,576,676	12,318,304
Diluted	28,791,284	12,784,970	16,576,676	12,318,304

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Six Months ended March 31,
	2011	2010
Operating activities:

Net loss	$(1,427)	$(6,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65	93
Stock based compensation	173	195
Non-cash interest expense (income)	(2,223)	3,290
Foreign currency transaction loss (gain)	(4)	162
Changes in assets and liabilities:
Restricted cash	60	-
Accounts receivable	24	245
Prepaid expenses, other current and non-current assets	5	52
Deferred revenue	184	(2,233)
Accounts payable	(299)	764
Accrued expenses and other liabilities	178	(301)
Total adjustments	(1,837)	2,267
Net cash used in operating activities	(3,264)	(4,344)

Investing activities:
Purchase of fixed assets	(6)	(116)
Net cash used in investing activities	(6)	(116)

Financing activities:
Proceeds from exercise of stock options	-	2
Payments on nonconvertible notes to nonrelated parties	(150)	(253)
Payments on convertible notes to nonrelated parties	(25)	(400)
Proceeds from issuance of convertible notes and detachable warrants to nonrelated parties	3,800	3,175
Proceeds from sale of stock and warrants	215	2,921
Change in restricted cash for equity obligations	-	(400)
Payment of debt issuance costs	-	(80)
Net cash provided by financing activities	3,840	4,965

Effects of exchange rates on cash and cash equivalents	(54)	(33)
Net increase in cash and cash equivalents	516	472
Cash and cash equivalents, beginning of period	375	803
Cash and cash equivalents, end of period	$891	$1,275

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$15	$102
Income taxes	1	-

Non-cash financing activities:
Conversion of notes payable to Series A Preferred Shares	$-	$5,410
Gain on retirement of debt	$(5)	$-
Issuance of warrants in connection with convertible notes payable	$-	$129
Beneficial conversion feature in connection with convertible notes payable	$-	$630
Beneficial conversion feature in connection with Series A convertible preferred stock	$65	$640
Beneficial conversion feature in connection with Series B convertible preferred stock	$-	$470
Purchase of Big Stage Enterprise
Net assets acquired	$3,287	$-
Assumption of debt	$575	$-
Issuance of common stock	$2,596	$-

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

The Company has incurred significant operating losses and has accumulated a $38.8 million deficit as of March 31, 2011. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of its results of operations.

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2011 the Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2011, our results of operations for the three and six months ended March 31, 2011 and 2010, and our cash flows for the six months ended March 31, 2011 and 2010. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes on our Annual Report on Form 10-K filed on February 14, 2011 as amended on February 22, 2011.

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

Purchase of Big Stage Enterprise Intellectual Property

On January 31, 2011, Image Metrics Inc. entered into an agreement to purchase certain intellectual property, inventories and receivables of Big Stage Entertainment, Inc., a Delaware corporation (“Big Stage”), for 2,000,000 shares of Image Metrics common stock, the assumption of $0.58 million of Big Stage bank debt and the payment of $0.09 million of deal-related expenses on behalf of Big Stage.  Image Metrics did not acquire all of the assets or business previously conducted by Big Stage or any of its employees. This purchase was accounted for as a purchase of assets. The shares of common stock of Image Metrics were valued at approximately $2.60 million using the closing price of the common stock on January 31, 2011 which was $1.30.

Concentration of Credit Risk

The Company’s largest single customer accounted for 17% and 62% of our revenue for the three months ended March 31, 2011 and 2010, respectively, and 44% and 81% of our revenue for the six months ended March 31, 2011 and March 31, 2010, respectively. The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of March 31, 2011 and September 30, 2010, the Company did not have any outstanding accounts receivable from this customer.

Cash and Cash Equivalents

The Company considers cash in bank and short term investments purchased with stated maturities of three months or less from the date of purchase are classified as cash equivalents.  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the highly liquid nature of these investments.

Revenue Recognition

The Company derives its revenues from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  The Company recognizes revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2010-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is presented net of sales, use and value-added taxes collected on behalf of the Company’s customers.

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company reviews its VSOE and third party evidence at least annually. As the Company has concluded it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, the Company uses TPE or the Company’s best estimate of the selling price for that unit of accounting, being the price at which the Company would transact if the unit of accounting were sold by the Company regularly on a standalone basis. During fiscal year 2010 and the six months ended March 31, 2011, the majority of our revenue is related to contracts that involve the delivery of multiple elements. Since the Company did not have VSOE or TPE, all the revenue associated with these contracts was recognized based on estimated selling price.

Subsequent Events

In May 2010, the FASB issued ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  In accordance with this standard, we evaluated subsequent events through the filing date of this quarterly report on Form 10-Q.

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

 Non-Marketable Equity Securities

The Company periodically reviews its marketable securities, as well as its non-marketable equity securities, for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is “other-than-temporary.” Factors the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to its Consolidated Statements of Operations.  As of March 31, 2011and September 30, 2010, the Company did not have any marketable securities.

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

Certain of our warrants outstanding contain price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and therefore are no longer viewed as indexed to our common stock. As a result, the Company accounts for these warrants as a derivative under ASC 815 and recorded them as liabilities under the caption of “Warrant Liability” at fair value. The Company determines the fair value of these instruments through the use of the Monte Carlo Simulation model. In accordance with ASC 480 and 815, any changes to the fair value of these instruments are recorded in interest expense in the consolidated statement of operations.

Impact of Recently Issued Accounting Standards

There were no accounting pronouncements adopted by the Company or issued during the three months ended March 31, 2011 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

2.      Other Intangibles

Other intangibles consist of software to be sold or leased, which was purchased as part of the purchase of Big Stage Entertainment’s intellectual property (refer to note 1 for further information) and will be amortized over the expected period of benefit upon the Company starting to market and sell the products and service offerings supported by this intellectual property. Information regarding our intangible assets that are to be amortized is as follows (in thousands):
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Software to be sold or leased	$3,287	$-	$3,287

As of March 31, 2011, the Company has not recorded any amortization expense for its software to be sold or leased and will not record any amortization expense until the Company starts to market and sell the products and service offerings supported by this intellectual property.  The Company anticipates selling products and offerings supported by this technology within the next twelve months.

The Company will start to amortize the intellectual property and any additional capitalized costs when the product is available for general release to customers.  The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

3.	Fair Value Measurements

The Company follows guidance that requires certain fair value disclosures regarding the Company’s financial and non-financial assets and liabilities.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  The Company does not have any financial assets required to be recorded at fair value on a recurring basis, nor financial assets and liabilities required to be recorded at fair value on a non-recurring basis.  The Company does record a liability for its outstanding warrants at fair value, see note 5 for further discussion.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 were as follows (in thousands):
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$891	$891	—	—
Warrant liability	$342	—	—	$342

The warrant liability which is included within current liabilities represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2011, the trigger price was $1.00.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011 (in thousands):
Level 3

Balance at September 30, 2010	$2,646
Issuance of warrants with derivatives	62
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	(2,366)
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at March 31, 2011	$342

For assets and liabilities recorded at other than fair value, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.   The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 3 for further details on the Company’s debt:

	March 31, 2011		September 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$2,057	$2,057	$2,305	$2,305
Current portion of notes payable to related party	650	650	650	650
Noncurrent portion of notes payable	4,459	4,459	-	-
Noncurrent portion of notes payable to related party	-	-	-	-
	$7,166	$7,166	$2,955	$2,955
Discount on notes payable	-	-	(123)	-
	7,166	7,166	2,832	2,955

4.	Notes Payable

Q4 2010 Secured Convertible Loan

On September 9, 2010, the Company established a secured convertible loan facility.  The facility   was initially established for a maximum of $2.60 million.  On March 28, 2011, the Company entered into an amendment to this loan agreement which increased the size of the credit facility to $7.1 million and extended the maturity date to January 31, 2013.  Under the amendment, the Company is required to make payments starting on July 1, 2011 and on the first business day of each month thereafter until paid in full or on the maturity date of the facility.  The scheduled payment amount each month equals the total interest accrued on the outstanding principal balance plus $150,000.

Borrowings under the agreement (i) are secured by a first priority lien on all of the Company’s assets, including the assets of the Company’s principal operating subsidiary, and a cross-guarantee by that subsidiary, (ii) bear interest at 13.5% per annum, and (iii) may be converted at any time and from time to time, at the option of the holder, into shares of the Company’s common stock at an exercise price of $1.00 per share.

Holders of the notes associated with this loan are entitled to receive 7.5% of revenue obtained from the future commercialization of the Company’s Facemail offering.  The holders are entitled to this revenue share for five years after the initial commercial release of the Facemail offering.

In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum.   The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.

The Company had recognized interest expense during the three months ended March 31, 2011 of $0.14 million related to this loan.  As of March 31, 2011, the Company had $0.23 million of accrued interest for this loan.  As of March 31, 2011, the amount of principal outstanding for this loan was $5.43 million.

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

The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2011, the trigger price was $1.00. These warrants are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered marketability for these shares.  The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a three month estimated life.  The three month estimated life was determined to be the expected time before the underlying security would be registered.

The Company, though the use of a Monte Carlo Simulation valuation method, assigned a fair value of $204,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that was amortized through the contractual maturity date of February 25, 2011.  The discount was completely amortized as of March 31, 2011.

During the 4th quarter of fiscal year 2010, $0.45 million of the promissory notes were converted into equity as part of the Q3 2010 Private Offering, see note 5 for further discussion.

On February 25, 2011, the holder of $0.35 million of the promissory notes amended the terms of the notes, extending the maturity date to December 25, 2011, increasing the interest rate to 12% per annum, and requiring principal payments of $25,000 per month starting March 25th and each month thereafter until December 25, 2011.  Additionally, the holder of these promissory notes will receive warrants to purchase 10,000 shares of common stock each month any amount remains outstanding of the notes.  Each warrant shall have terms identical to the warrants issued in connection with the original promissory note, except that they shall expire four years from the date of their respective issuance and shall have an exercise price of $1.00.

As of March 31, 2011, the Company had $0.65 million in promissory notes outstanding under this credit facility, all of which was held by Saffron Hill Ventures Guernsey LTD.  The promissory notes outstanding are accruing interest at 10% per annum until paid in full.

As of March 31, 2011, the Company had accrued interest related to these notes in the amount of $0.05 million and had recognized interest expense during the three months ended March 31, 2011 of $0.02 million.

ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $0.20 million of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  We are currently in default of these convertible notes.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership. As of March 31, 2011, the principal and accrued interest owed on these loans was $0.22 million.

Saffron Hill Ventures II 2010 Loan

On April 27, 2010, Image Metrics LTD signed a loan agreement with its largest shareholder, Saffron Hill Ventures (“SHV”) in the amount of $1.2 million. The loan bore interest at 6.0% plus the Bank of England base rate.  The effective interest rate as of March 10, 2010 was 6.5%.  The loan’s principal and all accrued interest were converted into equity as part of the Company’s private offering that closed on March 10, 2010.  (See note 5 for further discussion.)

Private Individual Loan

On March 13, 2010, Image Metrics LTD signed a loan agreement with a private individual. The loan facility was for a maximum of $0.50 million and bore interest at 5.0% plus the London Interbank Offered Rate (LIBOR), the effective interest rate as of March 10, 2010 was 5.23%. All principal and accrued interest was converted into equity as part of the Company’s private offering that closed on March 10, 2010, see note 5 for further discussion.

ETV Capital 2008 Loan

On March 3, 2008, Image Metrics LTD signed a loan agreement with ETV Capital, Inc. (“ETV”). The loan facility was for a maximum of $1.00 million with the proceeds to be used for general working capital.  The loan is to be paid in equal installments commencing July 2008 and continuing through March 31, 2011 at a fixed interest rate of 11.43%.  The loans are secured by a first priority security interest in all assets of Image Metrics LTD.

As part of the loan agreement, ETV received warrants to purchase shares of stock of Image Metrics LTD.  The warrants would have allowed ETV to purchase up to £0.14 million of Image Metrics LTD’s shares at an exercise price equal to the lower of £1.65 or the price offered to investors in the next equity offering made by Image Metrics LTD and are treated as derivatives and recorded as warrant liability on the balance sheet.  Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants.  Prior to March 15, 2010, the Company’s common stock was not traded on any stock exchange, as such, the Company, through the use of a third party valuation firm, determined the fair value of its common stock as of October 1, 2009 and December 31, 2009.   These warrants were exchanged on March 10, 2010 for new warrants to purchase shares of Common Stock in the Company (see note 5 for further discussion).

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $0.10 million to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that was amortized as interest expense through December 31, 2010. The discount was completely amortized as of December 30, 2010.  The Company did not recognized any interest expense from the amortization of the discount during the three months ended March 31, 2011 and recognized $0.03 million of interest expense for the three months ended March 31, 2010 from the amortization of this discount. The Company did not recognize any interest expense for the contractual interest obligation of the note during the three months ended March 31, 2011 and recognized less than $0.02 million of interest expense for the three months ended March 31, 2010 for the contractual interest obligation on the note.

ETV, also, received options to purchase up to $0.20 million of shares of equity of Image Metrics LTD in the Company’s first offering after the loan was established. These options expired unexercised in December 2008. The Company determined the value of these options through the use of the Black-Scholes- Merton option pricing model. The value assigned to these options was $0.21 million and a corresponding notes payable discount in an equal amount was recorded at the time of issuance. The discount was completely amortized as of December 31, 2010.  The amortization of the discount was combined with fair value accounting for the warrants discussed above and was recorded as interest expense on the accompanying consolidated statement of operations.

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

The warrants contain anti-dilution provisions which cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2011, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

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

Warrant Liability

Between March 2010 and March 2011, in connection with the issuance of the Company’s bridge loans and private placements, the Company issued warrants to purchase 8,476,717 shares of common stock at an exercise price of $1.50 per share, 245,000 shares of common stock at an exercise price of $1.00 and 500,700 shares of common stock at an exercise price of $1.20 per share. The warrants are exercisable at the option of the holders at any time through their expiration dates, which occur between March 2014 and 2015.  The warrants were recorded as a warrant liability on the balance sheet. The warrant liability fair value was determined at time of each issuance.  The fair value was determined using a Monte Carlo Simulation. The warrant liability is revalued at the end of each reporting period to fair value using a Monte Carlo Simulation model with any changes being recorded to the interest expense in the period the change occurs.

The warrants associated with the bridge loans and private placements contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of March 31, 2011, the trigger price was equal to $1.  The warrants were recorded as a warrant liability on the balance sheet.

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

The fair value of the warrants was estimated to be $0.3 million as of March 31, 2011 and $2.6 million as of September 30, 2010.  The following assumptions were used to estimate the fair value of the warrants as of March 31, 2011 and September 30, 2010:
	March 31, 2011	September 30, 2010
Common stock fair value	$0.50 (1)	$1.07 (1)
Volatility	51%	53%
Contractual term (years)	2.95	3.44
Risk-free rate	1.29%	0.64%
Expected dividend yield	0.0%	0.0%

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

During the three and six months ended March 31, 2011, the Company recorded $2.66 million and $2.36 million of interest income for these warrants, respectively.  The Company recorded $2.53 million of interest expense during the three and six months ended March 31, 2010 for these warrants.

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

On November 1, 2010, the Company filed a Form S-1.  The Form S-1 was a registration for the sale of up to 21,397,955 shares of our common stock by the selling stockholders listed in the Form S-1.  These shares consist of 10,330,538 shares of common stock issuable upon conversion of our series A convertible preferred stock, 8,767,417 shares of common stock issuable upon exercise of our warrants and 2,300,000 shares of common stock issuable upon conversion of all of the principal and accrued interest of our convertible promissory notes. The distribution of the shares by the selling stockholders is not subject to any underwriting agreement.  The Company will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants.  The Company will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them.  As of May 13, 2011, the Company was in process of submitting an amendment to the Form S-1 to update all the financial information and disclosures and replying to the SEC’s comments to its original Form S-1 filing.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,522 preferred shares of the Company at an exercise price of $1.50.  As of March 31, 2011, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.  The discount associated with these warrants was fully amortized as of March 31, 2011. (See note 3 for additional discussion.)

6.	Comprehensive Loss

The below table reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income (loss)	$689	$(5,285)	$(1,427)	$(6,611)
Foreign currency translation adjustments	52	(4)	55	(5)
Comprehensive income (loss)	$741	$(5,289)	$(1,372)	$(6,616)

7.	Net Income (Loss) per Common Stock and Dilutive Securities

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and six months ended March 31, 2011, shares of potential common stock of 12.0 million and 23.0 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended March 31, 2010, shares of potential common stock of 7.4 million and 4.5 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

8.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $0.04 million and $0.17 million for the three months ended March 31, 2011 and 2010, respectively.  The Company is committed under operating leases with terminations through 2012 and has the option to renew for five years.  The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2011 (April through September)	$40
2012	80
Thereafter	-
Total future minimum lease payments	$120

9.	Business Segment Information

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

	Three Months Ended March 31 ,		Six Months Ended March 31,
	2011	2010	2011	2010
Europe	$252	1,211	$625	$3,457
North America	183	364	360	505
Total revenue	$435	$1,575	$985	$3,962

The following table summarizes net loss by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Europe	$(410)	$(115)	$(640)	$(1,545)
North America	1,099	(5,170)	(787)	(5,066)
Total net income (loss)	$689	$(5,285)	$(1,427)	$(6,611)

The following table summarizes interest expense and depreciation by region (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Europe
Interest expense	$-	$(35)	$(32)	$(126)
Depreciation and amortization	(6)	(9)	(14)	(20)

North America
Interest income (expense)	2,411	(3,310)	1,974	(3,330)
Depreciation and amortization	$(23)	$(40)	$(51)	$(73)

10.	Related Party Transactions

During the three months ended March 31, 2011, as part of the Q4 2010 Secured Convertible Loan, the Company received $0.15 million from Peter Norris, one of its Board Directors.  As of March 31, 2011, the Company had outstanding notes payable to Mr. Norris of $0.15 million.  The Company incurred interest expense of less than $0.01 million and had accrued interest on the notes payable of less than $0.01 million as of March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company incurred interest expense of $0.02 million and $0.04 million, respectively, related to notes payable to SHV, its largest shareholder.  The Company had accrued interest payable to SHV of $0.05 million and $0.03 million as of March 31, 2011 and September 30, 2010, respectively.

The Company did not make any loan payments to SHV during the three months ended March 31, 2011 and 2010.  As of March 31, 2011 and September 30, 2010, the Company had outstanding notes payable to SHV of $0.65 million.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $0.50 million of Series A Convertible Preferred Stock and warrants.  (See note 5 for further discussion.)

11.	Subsequent events

Subsequent to March 31, 2011, the Company had received $0.50 million of additional funds as part of the Q4 2010 Secured Convertible Loan.

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

Introduction

The following discussion should be read in conjunction with the information included within our Audited Financial Statements for the years ended on September 30, 2010 and 2010 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2011, as amended on February 22, 2011, and the Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Executive Overview

Image Metrics Inc., a Nevada corporation, is a leading global provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   We believe we are the leader in the field of facial animation in terms of quality, cost and completion time.  In many contexts, the Company believes that it is able to accomplish what other providers simply cannot.  Examples of our notable and innovative facial animation projects include the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks, 2010 “Grand Theft Auto IV” video game, which generated for Rockstar Games over $500 million in sales in its first week, the 2010 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Oscars including one for achievement in visual effects, and the 2010 Black Eyed Peas’ Boom Boom Pow music video, which in 2010 won the Grammy Award for best short form music video.

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

Total revenue during the three months ended March 31, 2011 had decreased by $1.15 million to $0.43 million from $1.58 million during the three months ended March 31, 2010.  The decrease in revenue is the result of fewer customer projects and more of our customers choosing to use purchase our Headstart animation service offering in lieu of our Pro level of animation services.  Our Headstart animation service is primarily completed through the use of our proprietary software and can generate seconds of animation considerably faster than traditional hand animation and is sold by us at a lower price than our Pro level animation.

Gross margin was 12% for the second quarter of fiscal 2011, compared to 48% for the same prior year quarter.  The decrease in gross margin is a direct result of the Company having minimal amount of paying projects to service during the three months ended March 31, 2011 and as a result experienced significant under utilization of our labor that comprises our cost of revenue.

Cash flows used for operations were $3.26 million for the first six months of fiscal 2011, compared to $4.34 million in the same period of fiscal 2010. The use of cash flow for operations was positively impacted from a lower net loss and an increase in deferred revenue of $0.18 million during the six months ended March 31, 2011 compared to deferred revenue decreasing by $2.23 million during the six months ended March 31, 2010. Cash flows from financing activities were $3.84 million for the first six months of fiscal 2011, compared to $4.97 million for the same period in 2010.  Decreased cash flows were the result of a lower amount of equity offerings compared to the six months ended March 31, 2010.

Impact of Recently Issued Accounting Standards – need to update

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

Revenue Recognition

The Company derives its revenue from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2010-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of our animation revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements, the Company allocates revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review our VSOE and third party evidence at least annually. If the Company concludes it is unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, it uses TPE, being the price at which the Company would transact if the unit of accounting were sold by the Company regularly on a stand-alone basis or our best estimate of the selling price for that unit of accounting.  During fiscal year 2010 and the three months ended March 31, 2011, substantially all of our revenue is related to contracts that involve the delivery of multiple elements.  Since the Company did not have VSOE or TPE, all the revenue associated with these contracts was recognized based on estimated selling price.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months and six months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	3 months ended March 31,				6 months ended March 31,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$435	100%	$1,575	100%	$985	100%	$3,962	100%
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(383)	-88%	(825)	-52%	(792)	-80%	(1,639)	-41%
Gross Profit	52		750		193		2,323

Operating Expenses
Selling & Marketing	(258)	-59%	(490)	-31%	(480)	-49%	(610)	-15%
Research & Development	(433)	-100%	(227)	-14%	(729)	-74%	(843)	-21%
Depreciation and amortization	(29)	-7%	(49)	-3%	(65)	-7%	(93)	-2%
General & Administrative	(1,106)	-254%	(1,780)	-113%	(2,292)	-233%	(3,835)	-97%
Total Op Expenses	(1,826)	-417%	(2,546)	-162%	(3,566)	-362%	(5,381)	-136%

Operating loss	(1,774)	-468%	(1,796)	-114%	(3,373)	-342%	(3,058)	-77%

Interest income (expense)	2,411	554%	(3,345)	-212%	1,942	197%	(3,425)	-86%
Foreign exchange gain (loss)	52	12%	(144)	-9%	4	0%	(128)	-3%
Total other income/(expense)	2,463	566%	(3,489)	-222%	1,946	198%	(3,553)	-90%

Income (loss) before taxes	689	158%	(5,285)	-336%	(1,427)	-145%	(6,611)	-167%
Income Taxes	-	0%	-	0%	-	0%	-	0%
Net income (loss)	$689	158%	$(5,285)	-336%	$(1,427)	-145%	$(6,611)	-167%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Total revenue for the three months ended March 31, 2011 decreased by 72% to $0.44 million, compared to $1.58 million in the three months ended March 31, 2010.  The decrease was primarily the result of our largest customer changing the timing of their next major game release further into fiscal year 2011.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 54%, or $0.44 million, to $0.38 million for the three months ended March 31, 2011, from $0.82 million for the three months ended March 31, 2010.  This decrease was the result of fewer projects being serviced during the three months ended March 31, 2011.

Our profit margin decreased significantly for the three months ended March 31, 2011 to 12% from 48% for the three months ended March 31, 2010.  This deterioration is directly attributable to fewer projects being serviced during the three months ended March 31, 2011.  The lower amount of projects during the three months ended March 31, 2011 resulted in decreased labor utilization rates and excess capacity variances.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 47%, or $0.23 million, to $0.26 million for the three months ended March 31, 2011 from $0.49 million for the three months ended March 31, 2010.   The lower expenses were directly attributable to fewer sales personnel.

As a percentage of revenue, sales and marketing expenses for the three months ended March 31, 2011 increased by 28% compared to the three months ended March 31, 2010.  The increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses increased to $0.43 million for the three months ended March 31, 2011 compared to $0.23 million for the three months ended March 31, 2010.  The increase was attributable to higher personnel as the company continues to expand its R&D efforts on new products. As a percentage of revenue, research and development expenses increased by 86% for the three months ended March 31, 2011 from March 31, 2010.  This increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

Depreciation and amortization

 As a percentage of revenue, depreciation expense increased to 7% for the three months ended March 31, 2011 from 3% for the three months ended March 31, 2010.  This increase compared to revenue is attributable to revenue in the first fiscal quarter of 2011 being significantly lower than the first fiscal quarter of 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses decreased 38% or $0.67 million to $1.11 million for the three months ended March 31, 2011 from $1.78 million for the three months ended March 31, 2010.  The majority of the decreased expenses were from decreased legal, accounting and other professional consulting fees of $0.26 million, decreased number of personnel resulting in lower payroll by $0.13 million, decreased rent and other occupancy costs of $0.08 million, and lower travel related expenses of $0.08 million.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable.  We recorded net interest income for the three months ended March 31, 2011 of $2.41 million compared to interest expense of $3.35 million in the three months ended March 31, 2010.  This change was attributable to reduction in the valuation of our warrant liability.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired and are marked to market at the end of each reporting period.  The warrant liability adjustment to fair market value resulted in interest income of $2.66 million during the three months ended March 31, 2011.  Whereas we incurred interest expense associated with warrant liability during the three months ended March 31, 2010 of $2.53 million.

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

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation was a gain of $0.05 million during the three months ended March 31, 2011 compared to a foreign currency translation loss of $0.14 million during the three months ended March 31, 2010.  The variance was the result of fluctuations in the Euro and the British Pound exchange rates for US Dollars.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010

Total revenue for the six months ended March 31, 2011 decreased by 75% to $0.99 million, compared to $3.97 million in the six months ended March 31, 2010.  The decrease was the result of fewer projects and our largest customer changing the timing of their next major game release further into fiscal year 2011.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 52%, or $0.85 million, to $0.79 million for the six months ended March 31, 2011, from $1.64 million for the six months ended March 31, 2010.  This decrease was the result of fewer projects being serviced during the six months ended March 31, 2011.

Our profit margin decreased significantly for the six months ended March 31, 2011 to 20% from 59% for the six months ended March 31, 2010.  This deterioration is directly attributable to fewer projects being serviced during the six months ended March 31, 2011.  The lower amount of projects during the six months ended March 31, 2011 resulted in decreased labor utilization rates and excess capacity variances.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 21%, or $0.13 million, to $0.48 million for the six months ended March 31, 2011 from $0.61 million for the six months ended March 31, 2010.   The lower expenses were directly attributable to fewer sales personnel.

As a percentage of revenue, sales and marketing expenses for the six months ended March 31, 2011 increased by 34% compared to the six months ended March 31, 2010.  The increase compared to revenue is attributable to revenue in the first six months of 2011 being significantly lower than the first six months of 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses increased to $0.73 million for the six months ended March 31, 2011 compared to $0.84 million for the six months ended March 31, 2010.  The increase was attributable to higher personnel as the company continues to expand its R&D efforts on new products.  As a percentage of revenue, research and development expenses increased by 53% for the six months ended March 31, 2011 from March 31, 2010.  The increase compared to revenue is attributable to revenue in the first six months of 2011 being significantly lower than the first six months of 2010.

Depreciation and amortization

 As a percentage of revenue, depreciation expense increased to 7% for the six months ended March 31, 2011 from 2% for the six months ended March 31, 2010.  The increase compared to revenue is attributable to revenue in the first six months of 2011 being significantly lower than the first six months of 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses decreased 40% or $1.54 million to $2.29 million for the six months ended March 31, 2011 from $3.83 million for the six months ended March 31, 2010.  The majority of the decreased expenses were from decreased legal, accounting and other professional consulting fees of $0.62 million, decreased number of personnel resulting in lower payroll by $0.29 million, decreased rent and other occupancy costs of $0.22 million, and lower travel related expenses of $0.08 million.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable.  We recorded net interest income for the six months ended March 31, 2011 of $1.94 million compared to interest expense of $3.43 million in the six months ended March 31, 2010.  This decrease was attributable to reduction in the valuation of our warrant liability.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired and are marked to market at the end of each reporting period.  The warrant liability adjustment to fair market value resulted in net interest income of $2.37 million during the six months ended March 31, 2011.  Whereas we incurred interest expense associated with warrant liability during the six months ended March 31, 2010 of $2.53 million.

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

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation was a gain of less than $0.01 million during the six months ended March 31, 2011 compared to a foreign currency translation loss of $0.13 million during the six months ended March 31, 2010.  The variance was the result of fluctuations in the Euro and the British Pound exchange rates for US Dollars.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity transactions.  At March 31, 2011, we had $0.89 million in cash.

Net cash used in operating activities for the six months ended March 31, 2011 and 2010 was $3.27 million and $4.34 million, respectively.  Our net loss of $1.50 million in the six months ended March 31, 2011, was partially adjusted for stock compensation expense of $0.24 million, increased deferred revenue of $0.18 million and increased other liabilities of $0.18 million.  Operating cash flows were negatively impacted by net payments for accounts payable of $0.30 million and noncash interest income of $0.18 million.

The Company used less than $0.01 million in cash for investing activities for the six months ended March 31, 2011 and used $0.12 million for the three months ended March 31, 2010.  The primary purchases for March 31, 2011 consisted of computer equipment and software.

Net cash provided by financing activities was $3.84 million and $4.97 million for the six months ended March 31, 2011 and 2010, respectively.  The primary source of cash provided from financing was the issuance of convertible notes for $3.80 million. Additionally the company received net proceeds of $0.21 million from the sale Series A preferred stock.  Cash inflows were partially offset by $0.15 million of payments on nonconvertible notes and $0.03 million of payments on convertible notes.  The net cash provided from financing activities during the six months of 2010, was from the issuance of convertible notes, in the amount of $3.18 million, and $2.92 million received from the sale of Series A preferred stock and warrants.  The cash receipts from financing during the six months ended March 31, 2010 were partially offset from payments on nonconvertible notes totaling $0.25 million and $0.4 million of payments on convertible notes.

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

Cash Requirements

In addition to the $0.89 million in cash on hand and the $0.23 million in accounts receivable, we have approximately $1.50 million remaining available under our credit facility.  We believe that our cash on hand, cash available from our outstanding credit facility and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including selling equity and seeking additional loans, to meet our expected capital expenditure and working capital needs for the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the three month ended March 31, 2011, we had foreign currency transaction gains of $0.05 million while we had foreign currency transaction losses of $0.14 million during the three months ended March 31, 2010.  The variance was a result of fluctuations in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar.  As a result of the constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

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

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred losses from operating activities since we began operations and have an accumulated deficit of $38.8 million as of March 31, 2011.  We incurred an operating loss of $1.5 million during the six months ended March 31, 2011, and expect to continue operating at a loss for some period of time. We continue to face the risks and difficulties of an early stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.  The report of our independent registered public accounting firm with respect to our fiscal year ended September 30, 2010 included in this annual report on Form 10-K includes a going concern explanatory paragraph indicating that our recurring operating losses and our current liabilities in excess of our current assets raise substantial doubt about our ability to continue as a going concern.  Depending upon the results of our operations for fiscal 2011 and our ability to raise additional capital, we may also receive a report with a going concern explanatory paragraph from our independent registered public accountants in connection with our financial statements to be included in our annual report on  Form 10-K for the fiscal year ending September 30, 2011.

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

Management concluded that, as of September 30, 2010, our internal controls and disclosure control processes were not effective.  Subsequent to September 30, 2010, we implemented remedial actions to strengthen our internal controls and disclosure control processes and have since remediated these deficiencies, although there can be no assurance that such deficiencies will not reoccur.

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

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 17% and 62% of our revenue for the three months ended March 31, 2011 and 2010, respectively, and 44% and 81% of our revenue for the six months ended March 31, 2011 and March 31, 2010, respectively, resulted from sales to Take-Two Interactive Software, Inc. (Rockstar Games).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

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

As of May 13, 2011, our executive officers and directors as a group beneficially owned approximately 45.6% of our outstanding shares of common stock and voting preferred stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities during the three months ended March 31, 2011 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are currently in default of the $191,000 notes issued between May 2006 and February 2010 by the Company when it operated as International Cellular Accessories.  Upon completion of the share exchange transaction on March 10, 2010, these notes payables entered a default status as a result of the Company having a change of ownership.  As of March 31, 2011, the principal and accrued interest owed on these loans was $223,000.  There were no other defaults upon senior securities during the period ended March 31, 2011.

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

Date: May 13, 2011

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