Form 10-Q
period 2011-06-30
Image Metrics, Inc.
filed 2011-08-15
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-123092

IMAGE METRICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1719023
(State or other jurisdiction	(I R S Employer
of incorporation or organization)	Identification No.)

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

As of August 15, 2011 there were 18,295,227 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

IMAGE METRICS, INC.
MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$66	$375
Restricted cash	-	60
Accounts receivable	78	259
Prepaid and other current assets	238	175
Total current assets	382	869

Property and equipment (net)	77	139
Other intangibles (net)	3,287	-
Total other assets	3,364	139

Total assets	$3,746	$1,008

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$778	$1,392
Accrued expenses and other current liabilities	938	656
Deferred revenue	41	5,699
Notes payable, current portion, net of discount	2,441	2,231
Notes payable to related party, net of discount	650	599
Warrant liability	300	2,646

Total current liabilities	5,148	13,223

Notes payable, non-current portion, net of discount	5,551	-

Total liabilities	10,699	13,223

Shareholders’ deficit
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 18,295,277 and 15,869,277 shares at June 30, 2011 and September 30, 2010, respectively	18	16
Series A Convertible Preferred stock, $0.001 par value. authorized 15,000,000 shares; issued and outstanding 10,580,536 and 10,330,536 shares at June 30, 2011 and September 30, 2010, respectively	7,465	7,400
Additional paid-in-capital	21,114	17,933
Accumulated deficit	(35,389)	(37,318)
Accumulated other comprehensive loss	(161)	(246)
Total shareholders’ deficit	(6,953)	(12,215)

Total liabilities and shareholders’ deficit	$3,746	$1,008

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010

Revenue	$5,872	$926	$6,857	$4,887
Cost of revenues (exclusive of depreciation and amortization shown separately below)	(451)	(722)	(1,242)	(2,361)
Gross profit	5,421	204	5,615	2,526

Operating expenses
Selling and marketing	188	399	668	1,242
Research and development	433	323	1,162	934
Depreciation and amortization	20	51	85	143
General and administrative	1,153	1,598	3,445	5,433
Total operating expenses	1,794	2,371	5,360	7,752

Operating income (loss)	3,627	(2,167)	255	(5,226)

Interest income (expense), net	(234)	329	1,708	(3,062)
Optasia investment impairment	-	(729)	-	(729)
Foreign exchange gain(loss)	29	(1)	33	(163)
Total other income (expense), net	(205)	(401)	1,741	(3,954)

Income (loss) before income taxes	3,422	(2,568)	1,996	(9,180)
Provision for income taxes	-	-		-
Net income (loss)	$3,422	$(2,568)	$1,996	$(9,180)
Deemed dividend	-	(30)	-	(1,140)
Net income (loss) attributable to common stock	$3,422	$(2,598)	$1,996	$(10,320)
Net income (loss) attributable per share of common stock
Basic	$0.19	$(0.16)	$0.11	$(0.76)
Diluted	0.11	(0.16)	0.06	(0.76)
Weighted average shares used in computing net income (loss) attributable per share of common stock
Basic	17,940,845	15,869,277	17,886,275	13,516,842
Diluted	29,447,686	15,869,277	29,320,332	13,516,842

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except share data)
(unaudited)

	Nine Months ended June 30,
	2011	2010
Operating activities:

Net income (loss)	$1,996	$(9,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85	143
Stock based compensation	304	214
Non-cash interest expense (income)	(2,176)	2,950
Foreign currency transaction loss (gain)	33	163
Changes in assets and liabilities:
Restricted cash	60	-
Accounts receivable	181	(64)
Prepaid expenses, other current and non-current assets	(64)	726
Deferred revenue	(5,658)	(2,304)
Accounts payable	(615)	758
Accrued expenses and other liabilities	283	(468)
Total adjustments	(7,567)	2,118
Net cash used in operating activities	(5,571)	(7,602)

Investing activities:
Purchase of fixed assets	(23)	(158)
Net cash used for investing activities	(23)	(158)

Financing activities:
Proceeds from exercise of stock options	-	2
Payments on nonconvertible notes to nonrelated parties	(200)	(274)
Payments on convertible notes to nonrelated parties	(100)	(400)
Proceeds from issuance of convertible notes and detachable warrants to nonrelated parties	5,406	4,575
Proceeds from sale of stock and warrants	263	2,893
Change in restricted cash for equity obligations	-	-
Payment of debt issuance costs	-	(80)
Net cash provided by financing activities	5,370	6,716

Effects of exchange rates on cash and cash equivalents	(85)	(37)
Net increase in cash and cash equivalents	(309)	(541)
Cash and cash equivalents, beginning of period	375	803
Cash and cash equivalents, end of period	$66	$262

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$30	$112
Income taxes	1	-

Non-cash financing activities:
Conversion of notes payable to Series A Preferred Shares	$-	$5,462
Gain on retirement of debt	$(5)	$-
Issuance of warrants in connection with convertible notes payable	$-	$333
Beneficial conversion feature in connection with convertible notes payable	$-	$630
Beneficial conversion feature in connection with Series A convertible preferred stock	$65	$670
Beneficial conversion feature in connection with Series B convertible preferred stock	$-	$470
Purchase of Big Stage Enterprise
Net assets acquired	$3,287	$-
Assumption of debt	$575	$-
Issuance of common stock	$2,675	$-

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

The Company has incurred significant operating losses and has accumulated a $35.4 million deficit as of June 30, 2011. The Company's ability to continue as a going concern is dependent upon it being able to successfully raise further capital through equity or debt financing and continued improvement of its results of operations.

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2011 the Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2011, our results of operations for the three and nine months ended June 30, 2011 and 2010, and our cash flows for the nine months ended June 30, 2011 and 2010. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

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

Concentration of Credit Risk

The Company’s largest single customer accounted for 97% and 0% of our revenue for the three months ended June 30, 2011 and 2010, respectively, and 89% and 65% of our revenue for the nine months ended June 30, 2011 and June 30, 2010, respectively. The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of June 30, 2011 and September 30, 2010, the Company did not have any outstanding accounts receivable from this customer.

Cash and Cash Equivalents

The Company considers cash in bank and short term investments purchased with stated maturities of three months or less from the date of purchase are classified as cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the highly liquid nature of these investments.

Revenue Recognition

We derive revenues from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements,” when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements excluding software, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review VSOE, third party evidence, and estimated selling prices at least annually.  As we have concluded we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

For sales that involve the delivery of multiple elements including software licenses, provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements. For support services that are deemed to be delivered within twelve months of the delivery of the software, we recognize the revenue upon delivery of the software and accrue for costs we anticipate to incur for providing the support.  We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements. In May 2011, the Company amended its contract with its largest customer.  The principal deliverables in the amendment were the sale of a perpetual license to the Company’s Faceware product and a PCS arrangement that will be substantially earned and completed within twelve months of the amendment.  As a result of this amendment, the Company recognized the remaining deferred revenue balance, of $5.62 million, associated with this customer during the three months ended June 30, 2011.  This revenue accounts for 96% of revenue earned during the three months ended June 30, 2011.

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

 Non-Marketable Equity Securities

The Company periodically reviews its marketable securities, as well as its non-marketable equity securities, for impairment. If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is “other-than-temporary.” Factors the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to its Consolidated Statements of Operations. As of June 30, 2011and September 30, 2010, the Company did not have any marketable securities.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements we do not expect the adoption to have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. This Update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011 and is effective for the Company as of the beginning of fiscal 2013. This ASU should be applied prospectively and early adoption is not permitted. The Company will include the disclosures required in its notes to its consolidated financial statements, effective in the first quarter of fiscal year 2013.

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
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Software to be sold or lease	$3,287	$-	$3,287

As of June 30, 2011, the Company has not recorded any amortization expense for its patents and developed technology and will not record any amortization expense until the Company starts to market and sell the products and service offerings supported by this intellectual property. The Company anticipates selling products and offerings supported by this technology within the next twelve months.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 were as follows (in thousands):
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$66	$66	—	—
Warrant liability	$300	—	—	$300

The warrant liability which is included within current liabilities represents the fair value of the warrants outstanding. The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect. As of June 30, 2011, the trigger price was $1.00.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the quarter ended June 30, 2011 (in thousands):
Level 3

Balance at September 30, 2010	$2,646
Issuance of warrants with derivatives	62
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	(2,408)
Included in other comprehensive income	-
Transfers in to Level 3	-

Balance at June 30, 2011	$300

The carrying value of restricted cash, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.  The fair value and carrying value, before applying discounts, of the Company’s notes payable are summarized as follows (in thousands), see note 3 for further details on the Company’s debt:

	June 30, 2011		September 30, 2010
	Carrying value	Fair value	Carrying value	Fair value
Liabilities
Current portion of notes payable	$2,441	$2,441	$2,305	$2,305
Current portion of notes payable to related party	650	650	650	650
Noncurrent portion of notes payable	5,551	5,551	-	-
Noncurrent portion of notes payable to related party	-	-	-	-
	$8,642	$8,642	$2,955	$2,955
Discount on notes payable	-	-	(123)	-
	8,642	8,642	2,832	2,955

4.	Notes Payable

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

The Company had recognized interest expense during the three months ended June 30, 2011 of $0.21 million related to this loan. As of June 30, 2011, the Company had $0.44 million of accrued interest for this loan. As of June 30, 2011, the amount of principal outstanding for this loan was $7.03 million.

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

The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect. As of June 30, 2011, the trigger price was $1.00. These warrants are treated as derivatives and recorded as warrant liability on the balance sheet. Currently, there is not an observable market for this type of derivative and, as such, the Company determined the value of the derivative using a Monte Carlo Simulation, which takes into consideration the fair market value of the Company’s stock, the warrant strike price, the life of the warrant, the volatility of our common stock, the risk-free interest rate, and assumptions about events triggering down round repricing of the warrants. The underlying security of the warrants are unregistered common stock, as such, the Company has determined the value of an unregistered share of common stock has a lower value than a registered share of common stock for lack of a registered marketability for these shares. The discount for lack of marketability was determined based on the put value of an option on the common shares underlying the warrants using a Black-Scholes-Merton model with a three month estimated life. The three month estimated life was determined to be the expected time before the underlying security would be registered.

The Company, though the use of a Monte Carlo Simulation valuation method, assigned a fair value of $204,000 to these warrants and recorded a discount against the Q3 2010 Bridge Loan for an equal amount that was amortized through the contractual maturity date of February 25, 2011. The discount was completely amortized as of June 30, 2011.

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

As of June 30, 2011, the Company had $0.65 million in promissory notes outstanding under this credit facility, all of which was held by Saffron Hill Ventures Guernsey LTD. The promissory notes outstanding are accruing interest at 10% per annum until paid in full.

As of June 30, 2011, the Company had accrued interest related to these notes in the amount of $0.07 million and had recognized interest expense during the three months ended June 30, 2011 of $0.02 million.

ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $0.20 million of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually. We are currently in default of these convertible notes. Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership. As of June 30, 2011, the principal and accrued interest owed on these loans was $0.23 million.

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

ETV Capital 2008 Loan

On March 3, 2008, Image Metrics LTD signed a loan agreement with ETV Capital, Inc. (“ETV”). The loan facility was for a maximum of $1.00 million with the proceeds to be used for general working capital. The loan is to be paid in equal installments commencing July 2008 and continuing through December 30, 2010 at a fixed interest rate of 11.43%. The loans are secured by a first priority security interest in all assets of Image Metrics LTD.

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

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt. The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $0.10 million to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that was amortized as interest expense through December 31, 2010. The discount was completely amortized as of December 30, 2010. The Company did not recognized any interest expense from the amortization of the discount during the three months ended June 30, 2011 and recognized $0.01 million of interest expense for the three months ended June 30, 2010 from the amortization of this discount. The Company did not recognize any interest expense for the contractual interest obligation of the note during the three months ended June 30, 2011 and recognized less than $0.01 million of interest expense for the three months ended June 30, 2010 for the contractual interest obligation on the note.

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

The warrants contain anti-dilution provisions which cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect. As of June 30, 2011, the trigger price was equal to $1. The warrants were recorded as a warrant liability on the balance sheet.

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

The warrants associated with the bridge loans and private placements contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect. As of June 30, 2011, the trigger price was equal to $1. The warrants were recorded as a warrant liability on the balance sheet.

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

The fair value of the warrants was estimated to be $0.3 million as of June 30, 2011 and $2.6 million as of September 30, 2010. The following assumptions were used to estimate the fair value of the warrants as of June 30, 2011 and September 30, 2010:
	June 30, 2011	September 30, 2010
Common stock fair value	$0.55 (1)	$1.07 (1)
Volatility	47%	53%
Contractual term (years)	2.70	3.44
Risk-free rate	0.81%	0.64%
Expected dividend yield	0.0%	0.0%

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

During the three and nine months ended June 30, 2011, the Company recorded $0.41 million and $2.41 million of interest income for these warrants, respectively. The Company recorded $0.58 million of interest income during the three monts ended June 30, 2010 and $2.62 million of interest expense during the nine months ended June 30, 2010 for these warrants.

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

On June 20, 2011, the Company filed an amendment to its Form S-1 filed on November 1, 2010. The amendment was in response to the SEC’s comments received on the Form S-1 and included reducing the shares of common stock that could be sold by the selling stockholders listed in the Form S-1 under the registration to 14,781,407 from 21,397,955. These shares consist of 5,689,929 outstanding shares of our common stock, 3,975,397 shares of common stock that may be issued upon conversion of our series A preferred stock, 2,773,519 shares of common stock that may be issued upon exercise of our warrants and 2,342,562 shares of common stock issuable upon conversion of our convertible promissory notes. The distribution of the shares by the selling stockholders is not subject to any underwriting agreement. The Company will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants. The Company will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them. As of August 15, 2011, the Company was in process of submitting a second amendment to the Form S-1 in response to the SEC’s comments to its first amendment to the Form S-1 filing.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD. On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,522 preferred shares of the Company at an exercise price of $1.50. As of June 30, 2011, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange. The discount associated with these warrants was fully amortized as of June 30, 2011. (See note 3 for additional discussion.)

6.	Comprehensive Loss

The below table reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$3,422	$(2,568)	$1,996	$(9,180)
Foreign currency translation adjustments	29	9	33	4
Comprehensive income (loss)	$3,451	$(2,559)	$2,029	$(9,176)

7.	Net Income (Loss) per Common Stock and Dilutive Securities

Basic net income (loss) per common stock excludes dilution for potentially dilutive securities and is computed by dividing income (loss) applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the three and nine months ended June 30, 2011, shares of potential common stock of 11.7 million and 11.8 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended June 30, 2010, shares of potential common stock of 22.2 million and 10.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

8.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space in Santa Monica, California and Manchester, United Kingdom. Rent expense for operating leases was $0.12 million and $0.17 million for the three months ended June 30, 2011 and 2010, respectively. The Company’s lease in Santa Monica is through March 2014, while its operating lease in Manchester is through November 2012 and has the option to renew for five years. The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease. This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2011 (July through September)	$129
2012	524
2013	459
2014	234
Thereafter	-
Total future minimum lease payments	$1,346

9.	Business Segment Information

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

	Three Months Ended June 30 ,		Nine Months Ended June 30,
	2011	2010	2011	2010
Europe	$5,668	253	$6,294	$3,709
North America	204	673	564	1,178
Total revenue	$5,872	926	$6,858	$4,887

The following table summarizes net income (loss) by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Europe	$4,972	$(1,191)	$4,334	$(2,905)
North America	(1,550)	(1,377)	(2,338)	(6,275)
Total net income (loss)	$3,422	$(2,568)	$1,996	$(9,180)

The following table summarizes interest expense and depreciation by region (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Europe
Interest expense	$-	$(38)	$32	$(132)
Depreciation and amortization	(6)	(10)	(20)	(30)
Optasia	-	(727)	-	(727)
North America
Interest income (expense)	(234)	367	1,676	(2,930)
Depreciation and amortization	$(14)	$(41)	$(65)	$(113)
Optasia	-	(2)	-	(2)

10.	Related Party Transactions

During the nine months ended June 30, 2011, as part of the Q4 2010 Secured Convertible Loan, the Company received $0.15 million from Peter Norris, one of its Board Directors. As of June 30, 2011, the Company had outstanding notes payable to Mr. Norris of $0.15 million. The Company incurred interest expense of less than $0.01 million and had accrued interest on the notes payable of less than $0.01 million as of June 30, 2011.

During the nine months ended June 30, 2011 and 2010, the Company incurred interest expense of $0.06 million and $0.09 million, respectively, related to notes payable to SHV, its largest shareholder. The Company had accrued interest payable to SHV of $0.07 million and $0.03 million as of June 30, 2011 and September 30, 2010, respectively.

The Company did not make any loan payments to SHV during the three months ended June 30, 2011 and 2010. As of June 30, 2011 and September 30, 2010, the Company had outstanding notes payable to SHV of $0.65 million.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $0.50 million of Series A Convertible Preferred Stock and warrants. (See note 5 for further discussion.)

11.	Subsequent events

Subsequent to June 30, 2011, the Company had received $0.58 million of additional funds as part of the Q4 2010 Secured Convertible Loan.

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

Executive Overview

Image Metrics Inc., a Nevada corporation, is a provider of technology-based facial animation services to the interactive entertainment and film industries.  Using proprietary software and mathematical algorithms that “read” human facial expressions, our technology converts video footage of real-life actors into 3D computer generated animated characters.   Examples of our notable and innovative facial animation projects include the 2010 “Red Dead Redemption” video game, which sold more than 5 million copies in its first two weeks, 2010 “Grand Theft Auto IV” video game, which generated for Rockstar Games over $500 million in sales in its first week, the 2010 computer generated aging of Brad Pitt in the feature film “The Curious Case of Benjamin Button,” which won three Oscars including one for achievement in visual effects, and the 2010 Black Eyed Peas’ Boom Boom Pow music video, which in 2010 won the Grammy Award for best short form music video.

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

Total revenue during the three months ended June 30, 2011 had increased by $4.95 million to $5.88 million from $.93 million during the three months ended June 30, 2010.  The increase in revenue is the result of selling our first perpetual license to use our Faceware software to our largest customer.

Gross margin was 92% for the third quarter of fiscal 2011, compared to 22% for the same prior year quarter.  The increase in gross margin is the result of the majority of the period’s revenue was for a software license sale which had a 100% gross margin.  As the Company shifts its business model more towards a SaaS model, its gross margin will remain considerably higher than its historical gross margins.

Cash flows used for operations were $5.57 million for the first nine months of fiscal 2011, compared to $7.6 million in the same period of fiscal 2010. The use of cash flow for operations during the nine months ended June 30, 2011 was negatively impacted from a reduction in deferred revenue of $5.66 million compared to deferred revenue decreasing by $2.3 million during the nine months ended June 30, 2010. Cash flows from financing activities were $5.37 million for the first nine months of fiscal 2011, compared to $6.72 million for the same period in 2010.  Decreased cash flows were the result of a lower amount of equity offerings compared to the nine months ended June 30, 2010.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, updated guidance that allows companies the option of how to present the components of, and a total, for net income, the components of, and a total, for other comprehensive income, and a total for comprehensive income as either one continuous statement of comprehensive income or in two separate but consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders' equity. The updated accounting guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements we do not expect the adoption to have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. This Update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011 and is effective for the Company as of the beginning of fiscal 2013. This ASU should be applied prospectively and early adoption is not permitted. The Company will include the disclosures required in its notes to its consolidated financial statements, effective in the first quarter of fiscal year 2013.

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

Revenue Recognition

We derive revenues from the sale of consulting services, model building, character rigging and animation services. The majority of services are sold in multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements,” when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

For sales that involve the delivery of multiple elements excluding software, we allocate revenue to each undelivered element based on the element’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”).  When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price.  When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price.  For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. We review VSOE, third party evidence, and estimated selling prices at least annually.  As we have concluded we are unable to establish fair values for one or more undelivered elements within a multiple-element arrangement using VSOE, we use TPE or our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

For sales that involve the delivery of multiple elements including software licenses, provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements. For support services that are deemed to be delivered within twelve months of the delivery of the software, we recognize the revenue upon delivery of the software and accrue for costs we anticipate to incur for providing the support.  We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months and nine months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	3 months ended June 30,				9 months ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$5,872	100%	$926	100%	$6,858	100%	$4,887	100%
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(451)	-8%	(722)	-78%	(1,243)	-18%	(2,361)	-48%
Gross Profit	5,421		204		5,615		2,526

Operating Expenses
Selling & Marketing	(188)	-3%	(399)	-43%	(668)	-10%	(1,242)	-25%
Research & Development	(433)	-8%	(323)	-35%	(1,162)	-17%	(934)	-19%
Depreciation and amortization	(20)	-%	(51)	-6%	(85)	-1%	(143)	-3%
General & Administrative	(1,153)	-20%	(1,598)	-173%	(3,445)	-50%	(5,433)	-111%
Total Op Expenses	(1,794)	-31%	(2,371)	-256%	(5,360)	-78%	(7,752)	-159%

Operating loss	3,627	62%	(2,167)	-234%	255	4%	(5,226)	-107%

Interest income (expense)	(234)	-4%	329	36%	1,708	25%	(3,062)	-63%
Foreign exchange gain (loss)	29	-	(1)	-%	33	-	(163)	-3%
Loss on investment	-	-	(729)	-79%	-	-	(729)	-15%
Total other income/(expense)	(205)	-3%	(401)	-43%	1,741	30%	(3,954)	-81%

Income (loss) before taxes	3,422	58%	(2,568)	-277%	1,996	29%	(9,180)	-188%
Income Taxes	-	%	-	%		%	-	0%
Net income (loss)	$3,422	58%	$(2,568)	-277%	$1,996	29%	$(9,180)	-188%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Total revenue for the three months ended June 30, 2011 increased by 531% to $5.87 million, compared to $.93 million in the three months ended June 30, 2010.  The increase in revenue is the result of selling our first perpetual license to use our Faceware software to our largest customer.  This agreement was a multiple element deliverable contract, which accounted for approximately $5.42 million of the revenue for the three months ended June 30, 2011. In May 2011, the Company amended its contract with its largest customer.  The principal deliverables in the amendment were the sale of a perpetual license to the Company’s Faceware product and a PCS arrangement that will be substantially earned and completed within twelve months of the amendment.  As a result of this amendment, the Company recognized the remaining deferred revenue balance, of $5.62 million, associated with this customer during the three months ended June 30, 2011.  This revenue accounts for 96% of revenue earned during the three months ended June 30, 2011.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 38%, or $0.27 million, to $0.45 million for the three months ended June 30, 2011, from $0.72 million for the three months ended June 30, 2010.  This decrease was the result of fewer projects being serviced during the three months ended June 30, 2011.

Our profit margin increased significantly for the three months ended June 30, 2011 to 92% from 22% for the three months ended June 30, 2010.  This increase is directly attributable to the majority of the period’s revenue is from the sale of our first perpetual license to use our Faceware software, which during the period had a 100% gross margin.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 53%, or $0.21 million, to $0.19 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010.   The lower expenses were directly attributable to fewer sales personnel.  As the Company continued to develop its software and reduce its reliance on sales of full-service animation, it eliminated all of its full-service animation sales focused personnel.

As a percentage of revenue, sales and marketing expenses for the three months ended June 30, 2011 decreased by 40% compared to the three months ended June 30, 2010.  The decrease compared to revenue is attributable to revenue in the third fiscal quarter of 2011 being significantly higher than the third fiscal quarter of 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses increased to $0.43 million for the three months ended June 30, 2011 compared to $0.32 million for the three months ended June 30, 2010.  The increase was attributable to higher personnel as the company continues to expand its R&D efforts on new products. As a percentage of revenue, research and development expenses decreased by 27% for the three months ended June 30, 2011 from June 30, 2010.  This decrease compared to revenue is attributable to revenue in the third fiscal quarter of 2011 being significantly higher than the first fiscal quarter of 2010.

Depreciation and amortization

 As a percentage of revenue, depreciation expense decreased to less than 1% for the three months ended June 30, 2011 from 6% for the three months ended June 30, 2010.  This decrease compared to revenue is attributable to revenue in the third fiscal quarter of 2011 being significantly lower than the third fiscal quarter of 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses decreased 28% or $0.45 million to $1.15 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010.  The majority of the decreased expenses were from decreased rent and other occupancy costs of $0.09 million, lower travel related expenses of $0.08 million, decreased IT costs of $0.08 million, and a decrease number of personnel resulting in lower payroll of $0.2 million.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable.  We recorded interest expense for the three months ended June 30, 2011 of $0.23 million compared to net interest income of $0.33 million in the three months ended June 30, 2010.  This change was attributable to increased usage of our credit facility and higher average debt balances during the period.  We incurred interest expense associated with our outstanding debt of $0.25 million, which was partially offset by interest income of $0.41 million we recognized as a result of the reduction in the valuation of our warrant liability.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired and are marked to market at the end of each reporting period.

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

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation was a gain of $0.03 million during the three months ended June 30, 2011 compared to a foreign currency translation loss of less than $0.01 million during the three months ended June 30, 2010.  The variance was the result of fluctuations in the Euro and the British Pound exchange rates for US Dollars.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

Total revenue for the nine months ended June 30, 2011 increased by 40% to $6.86 million, compared to $4.89 million in the nine months ended June 30, 2010.  The increase in revenue is the result of selling our first perpetual license to use our Faceware software to our largest customer.  This agreement was a multiple element deliverable contract, which accounted for approximately $5.42 million of the revenue for the nine months ended June 30, 2011.  Refer to footnote 1 in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Revenue from full-service animation during the nine months ended June 30, 2011 was significantly lower as a result of our largest customer changing the timing of their next major game release and our continued effort to reduce our full-service animation business and focus more efforts on software licensing and a SaaS model.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services.  Costs of revenue, excluding depreciation and amortization, decreased by 47%, or $1.12 million, to $1.2 million for the nine months ended June 30, 2011, from $2.36 million for the nine months ended June 30, 2010.  This decrease was the result of fewer projects being serviced during the nine months ended June 30, 2011.

Our profit margin increased significantly for the nine months ended June 30, 2011 to 82% from 52% for the nine months ended June 30, 2010.  This increase is directly attributable to the majority of the period’s revenue is from the sale of our first perpetual license to use our Faceware software, which during the period had a 100% gross margin.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs.  Sales and marketing expenses decreased 46%, or $0.57 million, to $0.67 million for the nine months ended June 30, 2011 from $1.24 million for the nine months ended June 30, 2010.   The lower expenses were directly attributable to fewer sales personnel.

As a percentage of revenue, sales and marketing expenses for the nine months ended June 30, 2011 decreased by 15% compared to the nine months ended June 30, 2010.  The decrease compared to revenue is attributable to revenue in the first nine months of 2011 being significantly higher than the first nine months of 2010.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development.  Research and development expenses increased to $1.16 million for the nine months ended June 30, 2011 compared to $0.93 million for the nine months ended June 30, 2010.  The increase was attributable to higher personnel as the company continues to expand its R&D efforts on new products.  As a percentage of revenue, research and development expenses decreased by 2% for the nine months ended June 30, 2011 from June 30, 2010.  The increase compared to revenue is higher as a result of revenue in the first nine months of 2011 being significantly higher than the first nine months of 2010.

Depreciation and amortization

 As a percentage of revenue, depreciation expense decreased to 1% for the nine months ended June 30, 2011 from 3% for the nine months ended June 30, 2010.  The decrease compared to revenue is attributable to revenue in the first nine months of 2011 being significantly higher than the first nine months of 2010.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs.  General and administrative expenses decreased 37% or $1.99 million to $3.45 million for the nine months ended June 30, 2011 from $5.43 million for the nine months ended June 30, 2010.  The majority of the decreased expenses were from decreased legal, accounting and other professional consulting fees of $0.70 million, decreased number of personnel resulting in lower payroll by $0.44 million, decreased rent and other occupancy costs of $0.71 million, and lower travel related expenses of $0.14 million.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable.  We recorded net interest income for the nine months ended June 30, 2011 of $1.71 million compared to interest expense of $3.06 million in the nine months ended June 30, 2010.  This increase in income was attributable to reduction in the valuation of our warrant liability.  The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired and are marked to market at the end of each reporting period.  The warrant liability adjustment to fair market value resulted in net interest income of $2.37 million during the nine months ended June 30, 2011.  Whereas we incurred net interest expense associated with warrant liability during the nine months ended June 30, 2010 of $2.62 million.

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

Gain (Loss) on Foreign Exchange Transactions

Foreign currency translation was a gain of $0.03 million during the nine months ended June 30, 2011 compared to a foreign currency translation loss of $0.16 million during the nine months ended June 30, 2010.  The variance was the result of fluctuations in the Euro and the British Pound exchange rates for US Dollars.

Liquidity and Capital Resources

We have continued to finance operations through cash flows from operations, as well as debt and equity transactions.  At June 30, 2011, we had $0.07 million in cash.

Net cash used for operating activities for the nine months ended June 30, 2011 and 2010 were $5.57 million and $7.60 million, respectively.  Our cash flow from operations during the nine months ended June 30, 2011 included net income of $1.99 million, which was positively adjusted for stock comp of $0.30 million, and $0.18 million lower accounts receivable.  These cash inflows were offset by non-cash interest income of $2.28 million from the reduction of the valuation of our warrant liability.  Cash used for operation was also negatively impacted by $5.66 million for the reduction of deferred revenue and net payments for accounts payable of $0.62 million.

The Company used less than $0.01 million in cash for investing activities for the nine months ended June 30, 2011 and used $0.2 million for the nine months ended June 30, 2010.  The primary purchases for June 30, 2011 consisted of computer equipment and software.

Net cash provided by financing activities was $5.37 million and $6.72 million for the nine months ended June 30, 2011 and 2010, respectively.  The primary source of cash provided from financing was the issuance of convertible notes for $5.41 million. Cash inflows were partially offset by $0.20 million of payments on nonconvertible notes and $0.10 million of payments on convertible notes.  The net cash provided from financing activities during the nine months of 2011, was from the issuance of convertible notes, in the amount of $5.41 million, and $0.26 million received from the sale of Series A preferred stock and warrants.  The cash receipts from financing during the nine months ended June 30, 2011 were partially offset from payments on nonconvertible notes totaling $0.17 million and $0.14 million of payments on convertible notes.

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

Cash Requirements

As of June 30, 2011, we have $0.66 million in cash on hand and the $0.78 million in accounts receivable.  We believe that our cash on hand, cash available from our outstanding credit facility and cash flow from operations will not be sufficient to meet our present cash needs and we will require additional cash resources, including selling equity and seeking additional loans, to meet our expected capital expenditure and working capital needs for the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the nine month ended June 30, 2011, we had foreign currency transaction gains of $0.03 million while we had foreign currency transaction losses of $0.16 million during the nine months ended June 30, 2010.  The variance was a result of fluctuations in the exchange rate between the British pound and the U.S. dollar and the Euro and the U.S. dollar.  As a result of the constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

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

Based on management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

We have incurred losses from operating activities since we began operations and have an accumulated deficit of $35.4 million as of June 30, 2011.  Although we had net income of $2.0 million during the nine months ended June 30, 2011,  we expect to incur operating losses in the coming periods.  We continue to face the risks and difficulties of an early stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.  The report of our independent registered public accounting firm with respect to our fiscal year ended September 30, 2010 included in this annual report on Form 10-K includes a going concern explanatory paragraph indicating that our recurring operating losses and our current liabilities in excess of our current assets raise substantial doubt about our ability to continue as a going concern.  Depending upon the results of our operations for fiscal 2011 and our ability to raise additional capital, we may also receive a report with a going concern explanatory paragraph from our independent registered public accountants in connection with our financial statements to be included in our annual report on  Form 10-K for the fiscal year ending September 30, 2011.

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

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 97% and less than 1% of our revenue for the three months ended June 30, 2011 and 2010, respectively, and 89% and 65% of our revenue for the nine months ended June 30, 2011 and June 30, 2010, respectively, resulted from sales to Take-Two Interactive Software, Inc. (Rockstar Games).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

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

As of August 15, 2011, our executive officers and directors as a group beneficially owned approximately 45.1% of our outstanding shares of common stock and voting preferred stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 220,588 shares of our common stock to one of our advisory board members in exchange for services provided by the advisor prior to and through May 20, 2011.  We issued 19,000 shares of our common stock in connection with the purchase of software. Additionally, we sold 96,801 shares of our common stock to an investor for $0.50 a share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are currently in default of the $191,000 notes issued between May 2006 and February 2010 by the Company when it operated as International Cellular Accessories.  Upon completion of the share exchange transaction on March 10, 2010, these notes payables entered a default status as a result of the Company having a change of ownership.  As of June 30, 2011, the principal and accrued interest owed on these loans was $223,000.  There were no other defaults upon senior securities during the period ended June 30, 2011.

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

Date: August 15, 2011

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