Form 10-Q/A
period 2011-06-30
Image Metrics, Inc.
filed 2011-08-24
CIK 1317639

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

Commission file number 000-54352
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

As of August 15, 2010, there were 18,295,227 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ended June 30, 2011, originally filed with the SEC on August 15, 2011, the “Original Report”, for the purpose of amending Item 4T.  The amendment properly discloses the evaluation of our disclosure controls and procedures, as required in a quarterly report.  The disclosure under Item 4T in the original report inadvertently included Management’s Report on Internal Control Over Financial Reporting which is not required in a quarterly report.  Item 4T should have read as follows:

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period our disclosure controls and procedures were effective.

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

Date: August 24, 2011

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)