Form 10-Q/A
period 2010-12-31
Image Metrics, Inc.
filed 2011-11-16
CIK 1317639

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

As of November 16, 2011, there were 18,344,042 shares of the issuer’s common stock, par value $0.001 issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ended December 31, 2010, originally filed with the SEC on February 22, 2011, the “Original Report”, for the purpose of amending Item 4T.  The amendment properly discloses the evaluation of our disclosure controls and procedures, as required in a quarterly report.  The disclosure under Item 4T in the original report inadvertently included Management’s Report on Internal Control Over Financial Reporting which is not required in a quarterly report.  Item 4T should have read as follows:

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

Date: November 16, 2011

IMAGE METRICS, INC.

By:	/s/ Ron Ryder
Ron Ryder
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)