Form 10-Q/A
period 2011-03-31
Image Metrics, Inc.
filed 2011-11-16
CIK 1317639

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ended March 31, 2011, originally filed with the SEC on May 16, 2011, the “Original Report”, for the purpose of amending Item 4T.  The amendment properly discloses the evaluation of our disclosure controls and procedures, as required in a quarterly report.  The disclosure under Item 4T in the original report inadvertently included Management’s Report on Internal Control Over Financial Reporting which is not required in a quarterly report.  Item 4T should have read as follows:

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