Form 10-K
period 2011-09-30
Image Metrics, Inc.
filed 2011-12-29
CIK 1317639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of December 29, 2011:  $12,531,148 (Non-affiliate holdings of 12,398,195 shares of common stock with a per share price of $0.20 and 10,580,536 shares of series A convertible preferred stock with a per share value of $0.95).

As of December 29, 2011, there were 18,344,042 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

IMAGE METRICS, INC.
SEPTEMBER 30, 2011 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as ”may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A. entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements, except as required by U.S. federal securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including the quarterly reports on Form 10-Q to be filed by Image Metrics in fiscal year 2012.

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

Technology and Intellectual Property

Traditionally, animated visual entertainment has relied on frame-by-frame animation or highly invasive “motion-capture” (“mo-cap”) equipment to reproduce human facial movements.  Both methods are costly, labor-intensive and in the case of mo-cap, require actors to wear special equipment in purpose-built studios.  Our software captures facial details direct from video footage and produces potentially photo-real facial animation with minimal manual intervention, eliminating the need for special equipment and substantially accelerating the entire animation process.  Our technology is superior to alternative animation products in three principal respects:

•	Quality . We capture realism at a greater degree of fidelity and subtlety than any other method of facial animation.

•	Speed . We remove a massive amount of the most tedious portions of the animation process, leading to faster turnaround times.

•
Simplicity .  Our solution is incredibly simple to use.  No special cameras, no special markers and no specific procedures are required.  Traditional motion capture solutions require tracking markers to be glued to the face, or extensive make-up to be used, both of which cause discomfort to the actors.

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

Initial Software Licensing

In 2011, we began licensing our software to customers.  Licensing enables us to quickly access large existing commercial and consumer markets without significant up-front expenditures and start-up time.

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

We are preparing to accelerate revenue growth and product development.  Our growth strategy includes the following elements:

•
Continue to penetrate the core film and games markets .  In 2009, we booked more business from new customers than in the previous three years combined.  Our new sales force has developed a strong pipeline of business. We intend to continue this growth through continued refinement of our product messaging, and industry marketing and expansion of existing animation service offerings.

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

Employees

We had 30 full-time employees as of September 30, 2011, comprised of 21 employees in product development, operations and engineering, 1 employee in sales , and 8 employees in general, administrative and executive management.  In addition, we make use of a varying number of temporary employees and outsourced service companies to manage the normal cyclical growth and decline of animation staff requirements.  None of our employees are covered by a collective bargaining agreement, and our management considers relations with our employees and vendors to be good.

Segment Reporting

We operate in a single reporting segment. Geographical financial information for fiscal years 2011 and 2010 is presented in Note 13 to the Notes to Consolidated Financial Statements included in Item 15 of this annual report on Form 10-K.

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

Item 1A.  Risk Factors.

If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline .

Risks Relating to Our Business and Industry

We have a history of operating losses and uncertain future profitability, and we received a going concern qualification in our fiscal 2011 audit; there can be no assurance that we will succeed.

We have incurred losses from operating activities since we began operations and have an accumulated deficit of $37.4 million as of September 30, 2011.  We expect to continue operating at a loss for some period of time and have negative cash flows from operations. We continue to face the risks and difficulties of an early stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, that we will achieve future profitability, or that we will achieve profitability at any particular time.  The failure to do so would have a material adverse effect on our business, financial condition and operating results.  The report of our independent registered public accounting firm with respect to our fiscal year ended September 30, 2011 included in this annual report on Form 10-K includes a going concern explanatory paragraph indicating that our recurring operating losses and our current liabilities in excess of our current assets raise substantial doubt about our ability to continue as a going concern.  Depending upon the results of our operations for fiscal 2012 and our ability to raise additional capital, we may also receive a report with a going concern explanatory paragraph from our independent registered public accountants in connection with our financial statements to be included in our annual report on  Form 10-K for the fiscal year ending September 30, 2012.

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

Management concluded that, as of September 30, 2011, our internal controls and disclosure control processes were effective; however, management concluded that, as of September 30, 2010, our internal controls and disclosure control processes were not effective.  During fiscal year 2011, we implemented remedial actions to strengthen our internal controls and disclosure control processes and have since remediated these deficiencies, although there can be no assurance that such deficiencies will not reoccur.

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

We have been highly dependent on sales of our facial animation products to a small number of accounts.  Approximately 86% and 69% of our revenue for the fiscal years ended September 30, 2011 and 2010, respectively, resulted from sales to Take-Two Interactive Software, Inc. (Rockstar Games).  Therefore, at present, a significant portion of our business depends largely on the success of specific customers in the commercial marketplace.  Our business could be adversely affected if any of our key customers’ share of the commercial market declined or if their customer base, in turn, eroded in that market.  A decision by one or more of our key customers to discontinue or limit its relationship with us could result in a significant loss of revenue to us and have a material adverse impact on our business.

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

As of December 29, 2011, our executive officers and directors as a group beneficially owned approximately 45.8% of our outstanding shares of common stock and voting preferred stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 2.  Properties.

We lease approximately 8,000 square feet of office space in Santa Monica, California and 2,350 square feet of office space in Manchester, United Kingdom, to house our administrative, marketing and product development activities.  Our lease in Santa Monica expires on March 31, 2014, which requires up to pay on average over the remaining term of the lease approximately $38,000 per month for rent and parking.    We pay $7,000 per month in rent in Manchester, under a lease that expires in November 2012.

Item 3.  Legal Proceedings.

We are not currently involved in any pending or threatened legal proceedings.

Item 4.  Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our shares of common stock are currently quoted and on the OTC Bulletin Board under the symbol IMGX.OB.  Our symbol prior to the closing of our share exchange transaction in March 2010, was ICLA.OB.  No trades, however, were ever made with respect to shares of International Cellular Accessories common stock prior to the share exchange transaction.  As a result, there is no high and low bid information for shares of International Cellular Accessories common stock from January 2010 to March 14, 2010.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. The information represents prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Calendar Quarter	High	Low
2010
First (from March 15, first day of trading)	$1.80	$1.53
Second	$1.70	$1.60
Third	$1.65	$0.60
Fourth	$1.20	$1.05
2011
First	$1.30	$0.09
Second	$0.70	$0.20
Third	$0.55	$0.22
Fourth (through December 29)	$0.49	$0.20

On December 29, 2011, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.20 per share.

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

Holders

As of December 29, 2011, there were 18,344,042 shares of our common stock issued and outstanding and approximately 150 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued the following unregistered securities during the twelve months ended September 30, 2011:  350,000 shares of Series A Preferred stock and 336,389 shares of common stock that were not previously reported in a current report on Form 8-K.

Issuer Purchases of Equity Securities

There were not any stock repurchases during the twelve months ended September 30, 2011.

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

Introduction

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included at the end of this annual report on Form 10-K.

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

Image Metrics was founded in 2000.  We derive our revenues from the sale of software licensing, consulting services, model building, character rigging and animation services. Our key intellectual property consists of one patent registered in the United States, four additional patents in process, the identification of 16 potential new patents, and significant well-documented trade secrets.  We are continually updating our software and are prosecuting a roadmap of technology innovations.

Total revenue during the fiscal year ended September 30, 2011 was $7.0 million, up from $5.9 million during the fiscal year ended September 30, 2010.  The increase in revenue is from an increase in recognized revenue from our largest customer.  Included in the revenue to this customer was the Company’s sale of its first perpetual license for its Faceware software, which had revenue associated with it of approximately $5.4 million.

Gross margin was 75% for the fiscal year ended September 30, 2011, compared to 48% for the fiscal year ended September 30, 2010.  The marked improvement is a result of a change in our product mix, as revenue associated with our first perpetual license sale approximated $5.4 million and 77% of the year’s revenue.

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We will adopt the updated guidance in the first quarter of fiscal 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial Statements, the Company does not expect the adoption of ASU No. 2011-05 to have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

We derive our revenue from the sale of software licenses, consulting services, model building, character rigging and animation services. Substantially all of our revenue is earned from multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by ASU 2009-13 and ASC 985, as amended by ASU 2009-14, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

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

For sales that involve the delivery of multiple elements including software licenses, provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements. For support services that are deemed to be delivered within twelve months of the delivery of the software, we recognize the revenue upon delivery of the software and accrue for costs we anticipate to incur for providing the support. We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements. In May 2011, the Company amended its contract with its largest customer. The principal deliverables in the amendment were the sale of a perpetual license to the Company’s Faceware product and a PCS arrangement that will be substantially earned and completed within twelve months of the amendment. As a result of this amendment, the Company recognized the remaining deferred revenue balance, of $5.62 million, associated with this customer during the twelve months ended September 30, 2011.

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

Convertible Notes Payable

We record a deemed dividend related to the beneficial conversion feature of convertible securities when there is a difference between the conversion price and the fair market value, if any, of the convertible securities on the commitment date (transaction date). The convertible securities include provisions which could cause the conversion rate to change in the event of future equity issuances of the Company. If this occurs, the Company would record additional deemed dividends on the convertible securities.

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

Long-lived Asset Impairments

The carrying amount of long-lived assets is reviewed periodically for impairment. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

Intangibles

Intangibles include technology acquired from Big Stage Entertainment as part of the Asset Purchase Agreement executed in January 2011 and direct costs incurred for internally developed software applications the Company plans to market and sell.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion of applications to be marketed and sold) subsequent to establishing technological feasibility of the application. Technological feasibility of a product includes the completion of a working model of the application and the Company has begun beta testing on the application.  Significant management judgment and estimates are utilized in establishing technological feasibility.

Amortization of intangibles associated with our software products is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the product, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized software costs. At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of our intangibles using an undiscounted future cash flow analysis. We use management’s best estimates to evaluate expected product performance and estimate future revenues for our software products. When management determines that the value of a product is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

Fair value of financial instruments

Some of our debt instruments contain warrants with anti-dilution provisions, that are identified as embedded derivatives, to be accounted for separately at fair value, and is marked to market at the end of each reporting period.   We estimate fair value using either Monte Carlo Simulation, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

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

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended September 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$7,024	100%	$5,945	100%
Cost of revenue (exclusive of depreciation shown separately below)	(1,804)	-26%	(3,075)	-52%
Gross profit	5,220	74%	2,870	48%

Operating expenses
Selling and marketing	782	11%	1,558	26%
Research and development	1,608	23%	1,456	24%
Depreciation	106	2%	196	3%
General and administrative	4,460	63%	6,649	112%
Total operating expenses	6,956	99%	9,859	166%
Operating loss	(1,736)	-25%	(6,989)	-118%

Interest income (expense) (net)	1,625	20%	(1,760)	-30%
Other income (expense)	94	1%	(12)	0%
Loss on investment	0	0%	(729)	-12%
Foreign exchange gain (loss)	37	1%	(164)	-3%
Total other income (expense)	1,755	-22%	(2,665)	-45%

Income (loss) before taxes	19	0%	(9, 654)	-162%
Provision for income taxes	-	0%	-	0%
Net income (loss)	$19	0%	$(9,654)	-162%

Comparison of Fiscal Years Ended September 30, 2011 and September 30, 2010

Total revenue for the fiscal year ended September 30, 2011 increased by 18 % at $7.02 million, compared to $5.95 million in the fiscal year ended September 30, 2010. The increase in revenue is the result of selling our first perpetual license to use our Faceware software to our largest customer. This license agreement was part of an amendment completed in May 2011 with our largest customer and was a multiple element deliverable contract, which accounted for approximately $5.42 million of the revenue for the twelve months ended September 30, 2011.  The principal deliverables in the amendment were the sale of a perpetual license to our Faceware product and a PCS arrangement that will be substantially earned and completed within twelve months of the amendment. As a result of this amendment, we recognized the remaining deferred revenue balance of $5.62 million associated with this customer during the twelve months ended September 30, 2011. This revenue accounts for 80% of revenue earned during the twelve months ended September 30, 2011.

Cost of Revenue, Excluding Depreciation and Amortization

Costs of revenue primarily consist of direct personnel costs incurred to deliver animation services. Costs of revenue, excluding depreciation and amortization, decreased by 41%, or $1.27 million, to $1.80 million for the fiscal year ended September 30, 2011, from $3.08 million for the fiscal year ended September 30, 2010.  This decrease was the result of fewer projects being serviced during the twelve months ended September 30, 2011.

Our profit margin increased significantly for the twelve months ended September 30, 2011 to 74% from 48% for the twelve months ended September 30, 2010.  This increase is directly attributable to the majority of the period’s revenue is from the sale of our first perpetual license to use our Faceware software, which during the period had a 100% gross margin.

Sales and Marketing

Sales and marketing expenses primarily consist of compensation costs, including incentive compensation, travel expenses, advertising, and other sales and marketing related costs. Sales and marketing expenses decreased 50%, or $0.78 million, to $0.78 million for the fiscal year ended September 30, 2011 from $1.56 million for the fiscal year ended September 30, 2010. The lower expenses primarily were a result of fewer sales personnel, lower use of consultants and lower incentive compensation.

As a percentage of revenue, sales and marketing expenses for the fiscal year ended September 30, 2011 decreased by 15% compared to the fiscal year ended September 30, 2010. The decrease compared to revenue is attributable to revenue in fiscal year 2011 being higher than in fiscal year 2010, in combination with a reduction in sales personnel throughout fiscal year 2011.

Research and Development

Research and development expenses consist primarily of employee-related costs for product research and development. Research and development expenses increased 10%, or $0.15 million, to $1.61 million for the fiscal year ended September 30, 2011 compared to $1.46 million for the fiscal year ended September 30, 2010. The increase was attributable to increased incentive compensation for these employees. As a percentage of revenue, research and development expenses decreased by 1% for the fiscal year ended September 30, 2011 from September 30, 2010.

Depreciation

Depreciation expense consists of depreciation of long-lived property and equipment. Depreciation expenses remained materially consistent at approximately $0.10 million for the fiscal year ended September 30, 2011 compared to $0.20 million for the fiscal year ended September 30, 2010.

 As a percentage of revenue, depreciation expense decreased to 2% for the fiscal year ended September 30, 2011 from 3% for the fiscal year ended September 30, 2010. This decrease compared to revenue is a direct result of minimal capital expenditures during the fiscal year ended September 30, 2011.

General and Administrative

General and administrative expenses consist principally of employee-related costs, professional fees and occupancy costs. General and administrative expenses decreased 32%, or $2.19 million, for the fiscal year ended September 30, 2011 from $6.65 million for the fiscal year ended September 30, 2010. The majority of the decreased expenses were from a decrease in the number of personnel resulting in lower payroll by $0.57 million, professional fees that decreased by $0.60 million, and property costs decreased $0.28 million.

Interest Income (Expense)

Interest income and expense is from our notes payable, fair value adjustment for warrant liability and warrants associated with our notes payable. We recorded net interest income for the fiscal year ended September 30, 2011 of $1.63 million compared to net interest expense of $1.76 million in the fiscal year ended September 30, 2010. This change was attributable to the issuance of convertible debt with detachable warrants during the fiscal years 2011 and 2010. The warrants had anti-dilution provisions and are accounted for as a liability until exercised or expired. The warrant liability resulted in interest income of $2.60 million in fiscal year 2011, while they accounted for interest expense of $1.2 million during fiscal year 2010. The convertible debt issued in second quarter of fiscal year 2010 had a beneficial conversion feature with a fair value of $0.63 million that was recorded as interest expense. Additionally, net interest expense includes all mark to market adjustments that were incurred during the fiscal year associated with fair value accounting for our outstanding warrants.

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

Gain (Loss) on Foreign Exchange Transactions

We had a foreign currency translation gain of $0.04 million during the fiscal year ended September 30, 2011 compared to a loss of $0.16 million during the fiscal year ended September 30, 2010.

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

At September 30, 2011, we had $0.1 million in cash and approximately $1.0 million credit available under a secured convertible loan.  Borrowings under the loan (i) are secured by a first priority lien on all of our assets, including the assets of our principal operating subsidiary, and a cross-guarantee by that subsidiary, (ii) bear interest at 13.5% per annum, payable at maturity, and (iii) may be converted at any time and from time to time, at holder’s option, into shares of our common stock at a conversion price of $1.00 per share. The loan matures on January 31, 2013, subject to mandatory prepayment of principal and interest on the earliest maturity date of any subsequent public or private debt financing received by us at any time before maturity.  The loan agreement includes customary affirmative and negative covenants, and customary events of default as further described in Footnote 4 in the footnotes to our audited financial statements included in Section 15 of this annual report on Form 10-K.  We have $8.8 million of outstanding convertible promissory notes that are scheduled to mature in the second quarter of fiscal year 2013.  As of the September 30, 2011, the company has not made any of its required payments under the terms of the promissory notes.  As a result, the Company is considered in default on the note and the holders of the promissory can require the entire balance of the notes be due and payable upon notice.  Therefore, the Company has recorded the entire principal balance of the outstanding promissory notes as current.  The Company is currently in discussions with the holders of the promissory notes to cure the default.

Net cash used for operating activities for the fiscal years ended September 30, 2011 and 2010 was $7.26 million and $8.77 million, respectively.  Our net income was adjusted for noncash interest of $2.44 million, stock compensation expense of $0.43 million, and depreciation of $0.11 million.  Operating cash flows were negatively impacted by a $5.51 million decrease in deferred revenue, which was the result of substantial work completed for our largest customer and licensing of our software to this customer, and $0.56 million in lower accounts payable.  Operating cash outflows were offset by lower prepaid expenses of $0.07 million, increased accrued expenses and other liabilities of $0.50 million and lower accounts receivable of $0.12 million.

Net cash used for investing activities for the fiscal year ended September 30, 2011 was $0.07 million compared to $0.16 million in fiscal year 2010.  The primary purchases for September 30, 2011 and 2010 consisted of computer equipment and software.

Net cash provided by financing activities was $7.09 million and $8.47 million for the fiscal year ended September 30, 2011 and 2010, respectively.  The net cash provided from financing activities during fiscal year 2011, was from the issuance of convertible notes, in the amount of $7.16 million and $0.34 million received from the sale of stock.  These cash receipts were partially offset from payments on convertible and nonconvertible notes totaling $0.41 million.

We have certain convertible notes that are in default.  These notes have not had an adverse impact on our ability to secure additional debt or equity financing and we do not anticipate the defaults on these notes to restrict our ability to secure additional financing in the future.  The convertible notes accrue interest at 5% per annum, compounded annually.  Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the change of ownership.  As of September 30, 2011, the principal and accrued interest owed on these loans was $229,000.  The noteholders have not taken any steps to accelerate the notes, which mature by their terms between May 2009 and February 2013.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

We lease various facilities and equipment in the United States and United Kingdom under non-cancelable operating leases that expire through March 2014. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $385,000 and $571,000 for fiscal years 2011 and 2010, respectively.

As of September 30, 2011, contractual obligations include minimum rental commitments under non-cancelable operating leases and payments on notes payable as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$1,215	$522	$693	$—	$—
Notes Payable	$10,281	$8,254	$2,027	$—	$—
Total	$11,496	$8,776	$2,720	$—	$—

Equity Compensation Plan Information

There are 3,961,816 shares of common stock reserved for issuance under our 2009 Share Incentive Plan and 2010 Incentive Compensation Plan.  We adopted our 2010 Incentive Compensation Plan on March 10, 2010, and prior to that date, we did not have in place an equity compensation plan.  Also, on March 10, 2010, we assumed Image Metrics Limited’s 2009 Share Incentive Plan.

The following table provides information as of December 29, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plans.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,687,018	$1.07	274,797
Equity compensation plans not approved by security holders	-	-	-
Total	3,687,018	$1.07	274,797

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

Under the supervision and with the participation of our senior management, including our chief executive officer, Robert Gehorsam and our chief financial officer, Ronald Ryder, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011. We reviewed the results of management’s assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

David Rolston, Ph.D., Chairman of the Board , is a computer graphics pioneer, with more than 25 years of experience in the industry.  He joined the Board of Image Metrics Limited in March 2008 and became its Chairman in August 2008.  He has served as the Chief Executive Officer of SiPort, Inc. since December 2009.  Prior to SiPort, he was the Chief Executive Officer of Forterra Systems Inc., a provider of virtual worlds software, and had held this position since June 2005.  From 2001 until joining Forterra, he was General Manager and Vice President of Engineering at ATI Technologies.  He has also held the positions of Chief Executive Officer of Multigen/Paradigm and General Manager/Director of Marketing at Silicon Graphics.  He received a Ph.D. in Computer Science and an M.S.E. degree in Industrial Engineering from Arizona State University, and a B.S.E. degree from Northern Arizona University.

 Mr. Rolston’s more than 25 years of experience in computer graphics, academic knowledge and day-to-day operational leadership of other technology growth companies make him well qualified as a member of our board.

Robert Gehorsam, Chief Executive Officer and Director , joined our company in September 2010.  Prior to joining our company, Mr. Gehorsam was the President and a member of the board of directors of Forterra Systems, Inc., a provider of virtual worlds software, from June 2005 to January 2010, Chief Executive Officer from July 2004 to May 2005, and Vice President from May 2002 to June 2004.  Prior to Forterra, Mr. Gehorsam served as Senior Vice President, Programming and Production at Viacom's CBS Internet Group, where he was responsible for content, creative, production and operations for CBS.com, CBSnews.com and related wholly-owned CBS internet properties, from June 2000 to July 2001.  Prior to joining Viacom, he was Senior Vice President for Programming and Production at Sony Online Entertainment from May 1997 to May 2000.  In addition to business planning for Sony Online, he was directly responsible for all operations, product acquisition and development, and technology for The Station@sony.com, one of the world's most popular game destinations on the Internet.  Mr. Gehorsam received a B.A. degree from Grinnell College.

Mr. Gehorsam brings extensive internet and digital media industry knowledge to the company and a deep background in technology product development, production and management, having worked in executive roles in the industry, making him well qualified as a member of the board.

Ron Ryder, Chief Financial Officer , joined Image Metrics Limited as Chief Financial Officer in May 2009.  From October 2006 through May 2009, he was a Principal at Matrix Consulting , a financial consulting firm in Los Angeles.  He has advised on technical issues for various companies including Robertson Properties Group, The Walt Disney Company and Celetronix.  From January 2005 through July 2006, he served as Chief Financial Officer of Post Logic Studios with a focus on operational management and ERP system implementation.  He also served as the Chief Financial Officer of Virgin Studios Group from 1997 until its sale to Accent Media in 2001, and as an entertainment specialist for Ernst & Young from 1995 to 1997.  Mr. Ryder is a Certified Public Accountant, and received his B.S. degree from Cal State Northridge.

Kevin Walker, Ph.D., Chief Technology Officer and Co-Founder , co-founded Image Metrics Limited in 2000 and leads the team that invented and continues to develop our core technology.  Dr. Walker has published 11 technical white papers since 1997 relating to his work on active appearance models and the use of computer vision in animation, and holds several patents in the field.  Dr. Walker received the British Machine Vision Conference Best Poster Prize in 1997.  He received his Ph.D. in Computer Vision and Face Recognition and a B.Sc. degree in Computer Science from the University of Manchester, England.

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

Peter Norris , Director, who joined our Board of Directors in March 2010, was appointed non-executive Chairman of the Board of Virgin Group Holdings, the holding company that owns brands such as Virgin Media and Virgin Atlantic, in November 2009.  Mr. Norris has over 30 years experience in corporate finance and international capital markets, including senior positions  at Barings and Goldman Sachs.  In 1995, he founded boutique advisory firm New Boathouse Capital, which he sold to merchant banking firm Quayle Munro in 2007, staying as chief executive of the combined business until his appointment with Virgin Group.  Mr. Norris received a degree in Modern History from Oxford University.

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

Audit Committee . Our Audit Committee currently has only one member, Dr. Rolston.  The functions of this committee include, among other things:

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

Compensation Committee .  Our compensation committee consists of Dr. Rolston and Peter Norris, each of whom is a non-employee member of our board of directors. Dr. Rolston is the chairman of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the requirements of the Nasdaq rules.  Our compensation committee is responsible for, among other things:

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

Nominations and Governance Committee .  We plan to establish a nominations and governance committee of the board of directors.  The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

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

The employment agreements provide for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause.  In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his salary for the lesser of six months or the remainder of the term.  As of September 30, 2011, the maximum payout to Mr. Ryder and Dr. Walker is $135,000 and $89,000, respectively.  The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding our company, (c) soliciting employees, customers and prospective customers of our company during the term of the employment agreement and for a period of one year thereafter, and (d) requiring that all intellectual property developed by the executive and relating to the business of our company constitutes our sole and exclusive property.

Incentive Compensation Plans

In March 2010, we adopted and assumed the Image Metrics Limited 2009 Share Incentive Plan, which was adopted by its board of directors in November 2009.  Following is a summary of the material terms of the 2009 Share Incentive Plan.

The purpose of the plan is to allow our employees, directors, consultants and strategic partners to participate in the company’s growth and to generate an increased incentive for these persons to contribute to our future success and prosperity and to focus on our growth.  Employees, directors, independent consultants and strategic partners are all eligible to receive awards under the plan.  The plan is administered by our board of directors (as successor to Image Metrics Limited).  As of September 30, 2011, there were 1,414,238 shares of common stock issuable upon the exercise of stock options granted under the 2009 Share Incentive Plan, having exercise prices ranging from $0.04 to $2.13 per share.

In March 2010, we also adopted the 2010 Incentive Compensation Plan following the closing of the share exchange transaction. There are a total of 2,547,578 shares of Common Stock available for issuance under the incentive plan.  The purpose of the 2010 Incentive Compensation Plan is to enable us to attract, retain and motivate key employees, directors and, on occasion, independent consultants, by providing them with stock options and restricted stock grants.  Stock options granted under the incentive compensation plan may be either incentive stock options to employees, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options.  Our board of directors has the power to determine the terms of any stock options granted under the incentive plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise.  Stock options granted under the incentive plan are generally not transferable, vest in installments and are exercisable during the lifetime of the optionee only by such optionee.  The exercise price of all incentive stock options granted under the incentive plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  The specific terms of each stock option grant will be reflected in a written stock option agreement.  As of September 30, 2011, there were 2,272,781 shares of common stock issuable upon the exercise of stock options granted under the 2010 Incentive Compensation Plan, having exercise prices ranging from $0.38 to $1.20 per share.

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

Our code of ethics is posted on our Internet website at www.image-metrics.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to Ron Ryder, our Chief Financial Officer, at Image Metrics, Inc., 1918 Main Street, 2 nd Floor, Santa Monica, California 90405.  Any waivers of the application and any amendments to our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.image-metrics.com.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2011 and 2010 to our Chief Executive Officer and our two most highly-compensated officers other than the Chief Executive Officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert Gehorsam	2011	198,384		—	—		—	—
Chief Executive Officer (1)	2010	10,000	—	—	—		—	—

Michael R. Starkenburg	2011	—	—	—	—		—	—
Former President and Chief Executive Officer (2)	2010	291,924	—	—	—		—	—

Clifford Chapman	2011	—	—	—	—		—	—
Former Chief Executive Officer (2)	2010	—	—	—	—		—	—

Ron Ryder	2011	300,385	—	—	—		—	—
Chief Financial Officer (3)	2010	249,231	—	—	—	—	—	—

Brian Waddle	2011	—	—	—	—	—	—	—
EVP, Sales (4)	2010	260,308	—	—	—	—	—	—

(1)	Mr. Gehorsam became our Chief Executive Officer on September 10, 2010.

(2)	Mr. Starkenburg resigned as our President and Chief Executive Officer effective September 10, 2010. He had joined our predecessor, Image Metrics Limited, in February 2008.

(3)	Mr. Ryder joined our predecessor, Image Metrics Limited, in May 2009.

(4)	Mr. Chapman resigned as an officer and director of International Cellular Accessories effective March 10, 2010.

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Robert Gehorsam	-	-	-	-	-	-	-	-	-	-	-
Chief Executive Officer (1)	10/28/2010								150,000	.1.20	61,500

Michael R. Starkenburg	11/23/2009								1,199,847	0.12	107,890
Former President and Chief Executive Officer (2)	3/10/2010								1,098,000	1.00	538,020

Clifford Chapman	-	-	-	-	-	-	-	-	-	-	-
Former Chief Executive Officer (2)

Ron Ryder	11/23/2009								224,971	0.12	20,561
Chief Financial Officer (3)	3/10/2010								205,875	1.00	100,879

Brian Waddle	11/23/2009								299,962	0.12	27,176
Former EVP, Sales (4)	3/10/2010								274,500	1.00	134,505

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the equity awards outstanding to our executive officers as of September 30, 2011:

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercised	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Robert Gehorsam, CEO	45,833	104,167		1.20	10/27/2020	—	—	—	—
Ron Ryder, CFO	224,971	—		$0.12	11/28/2019	—	—	—	—
	102,938	102,938		$1.00	03/09/2020	-	-	-	-

Director Compensation

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended September 30, 2011.

Name	Fiscal Year	Fees Earned ($)	(A)	Stock Awards ($)	Options Awards ($) (1)	Nonqualified Deferred Compensation Earnings ($)	Other Annual Compensation ($)	Total ($)
David Rolston, Ph.D., Chairman of the Board	2011	$75,000	—	—	176,109	—	—	$251,109

Ranjeet Bhatia, Director	2011	—	—	—	—	—	—	—

Peter Norris, Director	2011	$—	—	—	25,487	—	—	$25,487

(1)
The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial statements.  The amounts represent the fair value of stock options granted to the named executive officer that vested during fiscal year 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 29, 2011, by:

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

Name (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholder:

Saffron Hill Entities	13,915,722	(4)	41.9%

Executive Officers and Directors:

David Rolston, Ph.D	744,314	(5)	2.5%

Robert Gehorsam	66,667	(5)	*

Ron Ryder	356,502	(5)	1.2%

Kevin Walker, Ph.D	992,050	(6)	3.4%

Peter Norris	61,111	(5)	*

Ranjeet Bhatia	13,915,722	(4)	41.9%

All executive officers and directors as a group (5 persons)	16,136,666		46.0%

* Less than 1% of outstanding shares of common stock.

(1)	Other than the 5% or greater stockholder listed above, the address of each person is c/o Image Metrics, Inc., 1918 Main Street, 2nd Floor, Santa Monica, California 90405.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 29, 2011, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 28,924,578 shares of common stock outstanding on December 29, 2011, which assumes the conversion of all 10,580,536 shares of our series A convertible preferred stock into common stock. The shares of common stock underlying warrants and stock options are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

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

(5)	Represents shares of our common stock issuable to the named individual upon the exercise of stock options issued from our share incentive plans.

(6)	Includes (a) 352,720 shares of our common stock and (b) 639,330 shares of our common stock issuable to Dr. Walker upon the exercise of stock options issued from our share incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

Audit services consist of the audit of the annual consolidated financial statements of us, and other services related to filings and registration statements filed by us and our subsidiaries and other pertinent matters.  Audit fees billed to us by SingerLewak totaled approximately $70,000 for fiscal year 2011 and $90,000 for fiscal year 2010.  Audit Fees billed to us by BDO for fiscal year 2010 totaled approximately $200,000.

Audit related fees

Audit related fees consist of assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.  Review fees billed to us by SingerLewak for fiscal year 2011 totaled approximately 33,000.  SingerLewak did not provide any other audit related services for fiscal year 2010 .

Tax Fees

During the fiscal years ended September 30, 2011 and 2010; SingerLewak did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the fiscal years ended September 30, 2011 and 2010; our principal accountant did not render services to us for any other services beyond what is listed above.

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2011 by SingerLewak was compatible with maintaining SingerLewak’s independence.

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

*3.2
Certificate of Amendment to Articles of Incorporation amending (i) the name of International Cellular Accessories to Image Metrics, Inc. and (ii) the number and classes of capital stock of Image Metrics, Inc. including the preferences, rights and limitations of Series A Convertible Preferred Stock, filed March 10, 2010, with the Secretary of State of the State of Nevada. (1)

*3.3	Bylaws of Image Metrics, Inc.

4.1	Form of Image Metrics, Inc. Warrant to Purchase Common Stock. (1)

10.1	Form of Private Placement Subscription Agreement to purchase units in Image Metrics, Inc. (1)

10.2	2009 Stock Incentive Plan (as assumed by Image Metrics, Inc.) (2)

10.3	2010 Stock Incentive Plan of Image Metrics, Inc. (4)

14.1	Code of Business Conduct and Ethics. (3)

14.2	Code of Ethics for the CEO and Senior Financial Officers. (3)

21.1	Subsidiaries of Image Metrics, Inc. (2)

*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to Form 8-K dated March 10, 2010, filed with the SEC on March 11, 2010.

(2)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on March 16, 2010.

(3)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on May 7, 2010.

(4)	Incorporated herein by reference to Form 8-K/A dated March 10, 2010, filed with the SEC on May 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2011

IMAGE METRICS, INC.

By:	/s/ Robert Gehorsam
Robert Gehorsam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rolston, Ph.D.	Chairman of the Board	December 29, 2011
David Rolston, Ph.D.

/s/ Robert Gehorsam	Chief Executive Officer and Director	December 29, 2011
Robert Gehorsam	(principal executive officer)

/s/ Ron Ryder	Chief Financial Officer	December 29, 2011
Ron Ryder	(principal financial and accounting officer)

/s/ Ranjeet Bhatia	Director	December 29, 2011
Ranjeet Bhatia

/s/ Peter Norris	Director	December 29, 2011
Peter Norris

IMAGE METRICS, INC. AND SUBSIDIARIES

FORM 10-K

ITEMS 8 and 15(a) (1) and (2)

INDEX OF FINANCIAL STATEMENTS

The following financial statements of Image Metrics, Inc. and its subsidiaries required to be included in Items 8 and 15(a) (1) are listed below:

The financial statement schedules of  Image Metrics, Inc. and its subsidiaries to be included in Item 15(a)(2) are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors
Image Metrics, Inc.

We have audited the accompanying consolidated balance sheets of Image Metrics, Inc. (the “Company”) as of September 30, 2011 and September 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and September 30, 2010, and the results of its operations and its cash flows for the years then ended in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at September 30, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP
SingerLewak LLP

December 29, 2011
Los Angeles, California

Image Metrics, Inc.
Consolidated Balance Sheets
(Amounts in thousands of US Dollars, except per share data)

	September 30, 2011	September 30, 2010

Assets
Current assets
Cash and cash equivalents	$104	$375
Restricted cash	-	60
Accounts receivable	134	259
Prepaid and other current assets	102	175
Total current assets	340	869

Property and equipment (net)	100	139
Other intangibles (net)	3,287	-
		139
Total assets	$3,727	$1,008

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$834	$1,392
Accrued expenses and other current liabilities	1,151	656
Deferred revenue	186	5,699
Notes payable, net of discounts	383	319
Convertible notes payable, net of discount	8,976	1,912
Convertible notes payable to related party, net of discount	650	599
Warrant liability	104	2,646
Total current liabilities	12,284	13,223

Notes payable (noncurrent portion)	272	-
Notes payable to related party (noncurrent portion)	-	-
Total liabilities	12,556	13,223

Shareholders’ deficit
Series A Convertible Preferred stock, $0.001 par value. Authorized 20,000,000 shares; issued and outstanding 10,580,536 and 10,330,536 shares at September 30, 2011 and September 30, 2010, respectively	7,554	7,400
Common Stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 18,295,226 and 15,869,277 shares at September 30, 2011 and September 30, 2010, respectively	18	16
Additional paid-in-capital	21,150	17,933
Accumulated deficit	(37,364)	(37,318)
Accumulated other comprehensive loss	(187)	(246)
Total shareholders’ deficit	(8,829)	(12,215)

Total liabilities and shareholders’ deficit	$3,727	$1,008

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Operations
(Amounts in thousands of US Dollars, except per share data)

	September 30,
	2011	2010

Revenue	$7,024	$5,945
Cost of revenue (exclusive of depreciation shown separately below)	(1,804)	(3,075)
Gross profit	5,220	2,870

Operating expenses
Selling and marketing	782	1,558
Research and development	1,608	1,456
Depreciation and amortization	106	196
General and administrative	4,460	6,649
Total operating expenses	6,956	9,859

Operating loss	(1,736)	(6,989)

Interest income (expense) (net)	1,625	(1,760)
Other income (expense)	93	(164)
Loss on investment	0	(729)
Foreign exchange gain (loss)	37	(12
Total other income (expense), net	1,755	(2,665

Income (loss) before provision for income taxes	19	(9,654)
Provision for income taxes	-	-
Net income (loss)	$19	$(9,654)
Deemed dividend	(65)	(1,417)
Net loss attributable to common stock	(46)	(11,071)
Basic and diluted net loss per share of common stock	$0.00	$(0.80)
Weighted average shares used in computing basic and diluted net loss per share of common stock	23,661,290	13,846,850

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statement of Stockholders Equity and Comprehensive Income
(Amounts in thousands of US Dollars, except per share data)

	Common stock and Additional Paid-in Capital		Series A Preferred stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Gain (Loss)	Equity	Income (loss))
Balance, September, 2009	11,851,637	15,457	-	-	(25,983)	(255)	(10,781)
Comprehensive income
Net income	-	-	-	-	(9,654)	-	(9,654)	(9,654)
Foreign currency translation adjustments	-	-	-	-	-	9	9	9)
Total comprehensive income	-	-	-	-	-	-	-	(9,645)
Stock option exercises	17,640	2	-	-	-	-	2
Deemed dividend	-	301	-	-	-	-	301
Adoption of EITF 07-05	-	96	-	-	-	-	96
Exchange of warrants	-	231	-	-		-	(231)
Stock compensation expense	-	422	-	-	-	-	422
Issuance of Series A preferred stock	-	630	10,330,536	7,400		-	8,030
Reverse acquisition	4,000,000	(210)	-	-	-	-	(210)
Balance, September, 2010	15,869,277	17,949	10,330,536	7,400	(37,318)	(246)	(12,215)
Comprehensive income
Net income	-	-	-	-	19	-	19	19
Foreign currency translation adjustments	-	-	-	-	-	59	59	59
Total comprehensive income	-	-	-	-	-	-	-	78
Deemed dividend	-	65	-	-	(65)	-	-
Stock compensation expense	-	430	-	-	-	-	430
Conversion of preferred stock	100,000	-	(100,000)	-	-	-	-
Purchase of intangible assets	1,989,560	2,600	-	-		-	2,600
Issuance of Series A preferred stock	-	-	350,000	154	-	-	154
Issuance of common stock	336,389	124	-	-		-	124
Balance,September, 2011	18,295,226	21,168	10,580,536	7,554	(37,364)	(187)	(8,829)

See notes to the consolidated financial statements.

Image Metrics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands of US Dollars, except per share data)

	September 30,
	2011	2010
Operating activities:
Net Income (loss)	$19	$(9,654)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	106	196
Stock-based compensation	430	421
Non-cash interest expense	(2,439)	1,623
Foreign currency transaction loss (gain) and other	(37)	164
Loss on Optasia	-	729
Changes in assets and liabilities:
Restricted cash	60	40
Accounts receivable	125	163
Prepaid expenses, other current and other non-current assets	72	81
Deferred revenue	(5,513)	(2,823)
Accounts payable	(558)	853
Accrued expenses and other liabilities	496	(563)
Total adjustments	(7,258)	884
Net cash used for operating activities	(7,239)	(8,770)

Investing activities:
Purchase of fixed assets	(68)	(158)
Net cash used for investing activities	(68)	(158)

Financing activities:
Proceeds from exercise of stock options	-	2
Payments on nonconvertible notes	(262)	(418)
Payments on convertible notes	(143)	(566)
Proceeds from issuance of nonconvertible notes	-	-
Proceeds from issuance of Convertible Notes and warrants to related parties	-	1,375
Proceeds from issuance of Convertible Notes and warrants to nonrelated parties	7,161	4,925
Proceeds from sale of stock and warrants	339	3,231
Payment of debt issuance costs	-	(80)
Net cash provided by financing activities	7,095	8,469

Effects of exchange rates on cash and cash equivalents	(59)	31
Net increase (decrease) in cash and cash equivalents	(271)	(428)
Cash and cash equivalents, beginning of year	375	803
Cash and cash equivalents, end of year	$104	$375

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$49	$136
Income taxes	1	1

Non-cash financing activities:
Conversion of notes payable to Series A preferred shares	$-	$5,921
Issuance of warrants in connection with convertible notes payable	$-	$341
Beneficial conversion feature recorded in connection with convertible notes payable	$-	$630
Beneficial conversion feature in connection with Series A convertible preferred stock	$65	$670
Beneficial conversion feature in connection with Series B convertible preferred stock	$-	$470
Forgiveness of debt	$9	$-
Exchange of warrants	$-	$231
Asset acquisition of Big Stage Enterprises
Assets acquired	$(3,287)	$-
Assumption of debt	$575	$-
Issuance of common stock	$2,600	$-

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

The Company has incurred significant operating losses and has accumulated a $37.3 million deficit as of September 30, 2011. The Company's ability to continue as a going concern is dependent upon its ability to successfully raise further capital through equity or debt financing and improvement of its results of operations.  The Company had in place a credit facility, established in October 2011, that is expected to provide the Company sufficient cash to fund operations at least through January 2012.The Company is projecting to raise up to $5.0 million through additional equity sales of shares of common stock and Series A preferred stock of the Company.  Additional funds for operations are expected to come from customer payments, new sales, and joint development arrangements.

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

Concentration of Credit Risk

The Company’s largest single customer accounted for 86% and 69% of total consolidated revenue for the fiscal years ended September 30, 2011 and 2010, respectively.   The Company’s relationship with the customer is governed by a contract between the two parties which identifies games and game characters upon which the Company will work, prices for the services to be rendered, and specified payments to be made by the customer to the Company. As of September 30, 2011 and 2010, the Company did not have any outstanding accounts receivable from this customer.

Revenue Recognition

We derive our revenue from the sale of software licenses, consulting services, model building, character rigging and animation services. Substantially all of our revenue is earned from multiple-element arrangements.  We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by ASU 2009-13 and ASC 985, as amended by ASU 2009-14, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.

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

For sales that involve the delivery of multiple elements including software licenses, provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements. For support services that are deemed to be delivered within twelve months of the delivery of the software, we recognize the revenue upon delivery of the software and accrue for costs we anticipate to incur for providing the support. We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements. In May 2011, the Company amended its contract with its largest customer. The principal deliverables in the amendment were the sale of a perpetual license to the Company’s Faceware product and a PCS arrangement that will be substantially earned and completed within twelve months of the amendment. As a result of this amendment, the Company recognized the remaining deferred revenue balance, of $5.62 million, associated with this customer during the twelve months ended September 30, 2011.

Non-Marketable Equity Securities

The Company has accounted for its investment in Optasia Medical, Ltd. (“Optasia”) at cost, because it does not have significant influence over the underlying investee. The Company recorded an impairment charge for the total amount of its investment during fiscal year 2010.

The Company periodically reviews its marketable securities, as well as its non-marketable equity securities, for impairment. As of September 30, 2011, the Company did not own any marketable securities.  If the Company concludes that any of these investments are impaired, the Company determines whether such impairment is “other-than-temporary.” Factors the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to its Consolidated Statements of Operations.

Long-lived Asset Impairments

The carrying amount of long-lived assets is reviewed periodically for impairment. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

Intangibles

Intangibles include technology acquired from Big Stage Entertainment as part of the Asset Purchase Agreement executed in January 2011 and direct costs incurred for internally developed software applications the Company plans to market and sell.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion of applications to be marketed and sold) subsequent to establishing technological feasibility of the application. Technological feasibility of a product includes the completion of a working model of the application and the Company has begun beta testing on the application.  Significant management judgment and estimates are utilized in establishing technological feasibility.

Amortization of intangibles associated with our software products is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the product, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized software costs. At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of our intangibles using an undiscounted future cash flow analysis. We use management’s best estimates to evaluate expected product performance and estimate future revenues for our software products. When management determines that the value of a product is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

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

Convertible Notes Payable

We record a deemed dividend related to the beneficial conversion feature of convertible securities when there is a difference between the conversion price and the fair market value, if any, of the convertible securities on the commitment date (transaction date). The convertible securities include provisions which could cause the conversion rate to change in the event of future equity issuances of the Company. If this occurs, the Company would record additional deemed dividends on the convertible securities.

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

Fair value of financial instruments

Some of our debt instruments contain warrants with anti-dilution provisions, that are identified as embedded derivatives, to be accounted for separately at fair value, and is marked to market at the end of each reporting period.   We estimate fair value using either Monte Carlo Simulation, quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we estimate the future volatility of our common stock price based the experience of other entities considered comparable to our company.

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

Foreign Currency Translation and Remeasurement

Prior to October 1, 2008, the Company’s functional currency was the British pound (“GBP”).  Transactions in foreign currencies were translated into GBP at the rates of exchange current at the dates of the transactions.  The financial statements of the Company’s wholly owned subsidiary, Image Metrics, Inc., were measured in its functional currency, the United States dollar (“US$”).  Assets and liabilities were translated at the balance sheet date at the average exchange rate prevailing on that day and income and expense items were translated at average exchange rates prevailing during the period. The related translation adjustments were recorded as a component of comprehensive income (loss) within stockholder’s equity.  Gains and losses from foreign currency transactions were included in the consolidated statements of income.

Since October 1, 2008, the Company’s functional currency has been the US dollar.  The Company’s monetary assets and liabilities were remeasured at the balance sheet date at the average exchange rate prevailing on that day, certain non-monetary assets and liabilities and equity were remeasured at average monthly historical rates at the time the transactions occurred, and income and expense items were remeasured at average exchange rates prevailing during the period.  Remeasurement adjustments for intercompany payables were recorded as a component of comprehensive income, while all other remeasurement adjustments were charged to income and expense.

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

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We will adopt the updated guidance in the first quarter of fiscal 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial Statements, the Company does not expect the adoption of ASU No. 2011-05 to have a material impact on the Company’s consolidated financial statements.

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

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 were as follows (in thousands):

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$104	—	—	$104

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 were as follows (in thousands):

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in Optasia	$2,646	—	—	$2,646

The following table summarizes the activity of the assets and liabilities recorded at fair value using significant unobservable inputs for the fiscal year ended September 30, 2011 (in thousands):

Description	Balance at September 30, 2010	Issuance of warrants	Interest Income	Balance at September 30, 2011
Warrant Liability	$2,646	$61	$2,603	$104

The warrant liability which is included within current liabilities, represents the fair value of the warrants outstanding.  The warrants contain anti-dilution provisions that cause a downward adjustment in the exercise price if the Company issues shares of its common stock at a price below the trigger price then in effect.  As of September 30, 2011, the trigger price was $1.00.

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

The following table presents a reconciliation for our assets and liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the fiscal year ended September 30, 2011 (in thousands):

Level 3

Balance at September 30, 2010	$2,646
Issuance of warrants	61
Total gains or losses (realized/unrealized):	-
Included in earnings (or changes in net assets)	2,603
Included in other comprehensive income	-
Transfers in to Level 3	-
Settlement	-

Balance at September 30, 2011	$104

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

	September 30, 2011		September 30, 2010
	Carrying value	Fair value	Carrying value	Fair Value
Liabilities
Current portion of notes payable to nonrelated parties	$7,604	$7,604	$2,305	$2,305
Current portion of notes payable to related party	650	650	650	650
Noncurrent portion of notes payable to nonrelated parties	-	-	-	-
Noncurrent portion of notes payable to related party	2,027	2,027	-	-
	$10,281	$10,281	$2,955	$2,955
Discount on notes payable	-	-	(123)
	10,281	10,281	2,832	2,955

4.	Notes Payable

Q4 2011 Secured Subordinated Convertible Loan

During the 4th quarter of fiscal 2011, the Company received $1,755,000 in cash from a private individual lender. These funds were received prior to the execution of a formal debt agreement. These funds were included in the debt agreement between the Company and lender effective October 7, 2011. The debt agreement was for $2,092,000, bears interest at 13.5% per year, and matures on January 31, 2013.

The debt was secured by a security interest in all assets of Image Metrics. The debt is subordinated to the Q4 2010 Secured Convertible Loan. The debt is convertible at the option of the holder into common stock of the Company at a conversion price equal to $1.00 per share.

In the event the Company fails to repay the promissory notes in full on or before the maturity date, the promissory notes’ interest rate will be increased to 18% per annum. The Company may, at its option, prepay all or any part of the principal of the promissory notes without payment of any premium or penalty.

The Company had recognized interest expense during the fiscal year ended September 30, 2011 of $31,826 related to this debt. As of September 30, 2011, the Company had $31,826 of accrued interest and a principal balance of $1,755,000 on this debt.

Until the debt is paid in full, the Company is required to obtain written consent of the lender to perform any of the following: issue any secured debt, make any loans or advances, purchase equity of an individual, firm or corporation, merge or consolidate with another corporation, sell assets outside of the normal course of business or for a price below fair market value, enter into a new line of business, or change state of incorporation.

Silicon Valley Bank Loan

On February 8, 2011, the Company signed a loan agreement with Silicon Valley Bank assuming $575,000 of Big Stage Entertainment, Inc. debt pursuant to an Asset Purchase Agreement dated December 30, 2010, as amended on January 31, 2011. Under the loan agreement, the Company is required to make payments starting on March 1, 2011 and on the first business day of each month thereafter until paid in full or on the maturity date of the facility.  The scheduled payment amount each month equals the total interest accrued on the outstanding principal balance plus approximately $16,000.

The loan bears interest at 9.0% per annum. As of September 30, 2011, the Company had accrued interest related to the loan in the amount of $3,000 and had recognized interest expense for the fiscal year ended September 30, 2011 of $30,000.

Q4 2010 Secured Convertible Loan

On September 9, 2010, the Company established a secured convertible loan facility, with an initial facility limit of $2,600,000 and an initial expiration date of January 31, 2011. On March 28, 2011, the Company entered into an amendment to this convertible loan facility. The amendment increased the size of the credit facility to $7.1 million and extended the maturity date to January 31, 2013.  Under the amendment, the Company is required to make payments starting on July 1, 2011 and on the first business day of each month thereafter until paid in full or on the maturity date of the facility.  The scheduled payment amount each month equals the total interest accrued on the outstanding principal balance plus $150,000. Upon completion of the modification of these promissory notes, the Company evaluated the discounted net cash flows of the existing promissory notes compared to the value of the discounted cash flows and warrants associated with the new promissory notes.  In accordance with ASC 680, “Debt”, since the value at time of modification of the existing promissory notes were within 10% of the value of the new promissory notes, the company did not record any discount or premium for the modification of the promissory notes.

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

The Company had recognized interest expense during the fiscal year ended September 30, 2011 of $658,000 related to this loan. As of September 30, 2011, the Company had $675,000 of accrued interest for this loan. As of September 30, 2011, the amount outstanding for this loan was $7,031,000.

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

As of the September 30, 2011, the company has not made any of its required payments under the terms of the promissory notes.  As a result, the Company is considered in default on the note and the holders of the promissory can require the entire balance of the notes be due and payable upon notice.  Therefore, the Company has recorded the entire principal balance of the outstanding promissory notes as current.  The Company is currently in discussions with the holders of the promissory notes to cure the default.

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

During the 4th quarter of fiscal year 2010, $450,000 of the promissory notes was converted into equity as part of the Q3 2010 Private Offering, see note 9 for further discussion. As of September 30, 2010, the Company had $984,000 in promissory notes outstanding under this credit facility, including $650,000 issued to Saffron Hill Ventures Guernsey LTD.  The promissory notes issued to Saffron Hill Ventures accrue interest at 18% per year and are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.50 until they are paid in full. Under the term of the original promissory notes, these notes matured on February 24, 2011 and are due and payable as of September 30, 2011.

On February 25, 2011, the holder of $346,000 of the promissory notes amended the terms of the notes, extending the maturity date to December 25, 2011, increasing the interest rate to 12% per annum, and requiring principal payments of $25,000 per month starting March 25th and each month thereafter until December 25, 2011. Additionally, the holder of these promissory notes will receive warrants to purchase 10,000 shares of common stock each month any amount remains outstanding of the notes. Each warrant shall have terms identical to the warrants issued in connection with the original promissory note, except that they shall expire four years from the date of their respective issuance and shall have an exercise price of $1.00. Upon completion of the modification of these promissory notes, the Company evaluated the discounted net cash flows of the existing promissory notes compared to the value of the discounted cash flows and warrants associated with the new promissory notes.  In accordance with ASC 680, “Debt”, since the value at time of modification of the existing promissory notes were within 10% of the value of the new promissory notes, the company did not record any discount or premium for the modification of the promissory notes.

As of September 30, 2011, the Company had accrued interest related to these notes in the amount of $98,000 and had recognized interest expense for the fiscal year ended September 30, 2011 of $97,000. As of September 30, 2011, the discount related to the note has been fully amortized.

ICLA Notes

Between May 10, 2006 and February 22, 2010, the Company issued an aggregate of $196,000 of convertible notes. The convertible notes accrue interest at 5% per annum, compounded annually.  On December 10, 2010, $5,000 of principal and any and all accrued interest associated with this principal was forgiven by a note holder. We are currently in default on the remaining convertible notes. Upon completion of the share exchange transaction on March 10, 2010, these convertible notes entered a default status as a result of the Company having a change of ownership. As of September 30, 2011, the principal and accrued interest owed on these loans was $229,000.

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

On October 27, 2008, Image Metrics LTD converted the loans from SHVLP into series B preferred ordinary shares of Image Metrics LTD’s stock, which were converted to ordinary shares and then exchanged for common stock as part of the exchange transaction (see notes 1 and 9 for further discussion).

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

Upon receipt of the loan proceeds, the Company allocated the proceeds based on the fair values of the warrants and the debt.  The Company, through the use of a Monte Carlo Simulation method, assigned a fair value of $102,000 to these warrants and recorded a discount against the ETV Capital 2008 Loan for an equal amount that will be amortized as interest expense over the period the notes remain outstanding.    The unamortized balance of the discount was $27,000 as of September 30, 2010 and completely amortized as of September 30, 2011.  The Company recognized $27,000 and $40,000 of interest expense for the fiscal years ended September 30, 2011 and 2010, respectively, from the amortization of this discount. The Company recognized $2,000 and $40,000 of interest expense for fiscal year ended September 30, 2011 and 2010, respectively, for the contractual interest obligation on the note.

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

5.     Property and Equipment, Net

Property and equipment, net as of September 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010

Computers & production equipment	$849	$783
Software	43	43
Furniture & fixtures	175	175
Leasehold improvements	149	149
Office equipment	94	93
	1,310	1,243
Less accumulated depreciation	(1,210)	(1,104)
Property and equipment, net	$100	$139

6.	Accrued Expense(s) and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows (in thousands):

	2011	2010

Accrued payroll related costs	$171	$417
Accrued professional and legal costs	16	25
Accrued directors compensation	-	20
Accrued interest	833	61
Deferred rent	16	90
Other	115	43
	$1,151	$656

7.	Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows (in thousands):

	2011	2010

ETV Capital Loan	$-	$150
ICLA Notes	191	196
Q4 2010 Secured Convertible Notes	7,031	1,625
Q3 Bridge Loan (non-related party)	-	334
Q3 Bridge Loan (related party)	650	650
Genesis Loan	190	-
Silicon Valley Bank Loan	464	-
Q4 2011 Secured Convertible Notes	1,755	-
Total notes payable	10,281	2,955
Discount on notes payable	-	(123)
Less portion due within one year	(10,009)	(2,832)
	$272	$-

As of September 30, 2011, maturities of long-term debt were as follows:
Fiscal year ending
Current	$10,009
2013	192
2014	80
$10,281

8.	Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. The Company has a total net deferred tax asset before valuation allowance of $12,178,000 and $11,517,000 as of September 30, 2011 and 2010, respectively.  This is mainly in respect of tax losses which are available to carry forward to offset against future taxable profits. These losses will only be available for offset when the company makes taxable profits.  As the timing of these profits is not certain it has been assumed the losses will not be recoverable in the foreseeable future.

Components of the Company’s income (loss) before tax as of September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010

United Kingdom	$3,976	$(3,431)
United States	(3,957)	(6,223)
	$19	$(9,654)

Components of the Company’s consolidated net deferred tax asset as of September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010

United Kingdom
Tax assets	$2,962	$4,515
Tax liabilities	(10)	-
United States
Tax assets	9,400	7,002
Tax liabilities	(173)
Valuation allowance	(12,178)	(11,517)
	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the United Kingdom as of September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets
Net operating losses carryforwards	$2,517	$3,114
Revenue recognition	-	993
Share based payments expense	372	337
Fixed assets	41	45
Other items	32	26
Gross deferred tax assets	2,962	4,515

Deferred tax liabilities
Gross deferred tax liabilities	(10)	-
Valuation allowance	(2,952)	(4,515)

Net deferred tax assets	$-	$-

Components of the net deferred tax asset available to offset taxable profits in the US as of September 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets
Net operating losses carryforwards	$7,462	$6,192
Revenue	63	240
Stock based compensation expense	390	143
Other timing differences	1,485	427
Gross deferred tax assets	9,400	7,002

Deferred tax liabilities
Gross deferred tax liabilities	$(173)	$-

Valuation allowance	(9,227)	(7,002)

Net deferred tax assets	$-	$-

Actual income tax expense differs from that obtained by applying the statutory rate applicable to the parent company to income before income taxes as follows (in thousands):

	2011	2010
Income tax benefit at the United States statutory income tax rate of 34%	$1,345	$2,188
State taxes	227	(375)
Nondeductible expenses and other items	256	(29)
Rate change impact	-	(1,066)
Incremental tax benefit from foreign operations	(1,147)	618
Change in valuation allowance	(661)	(2,086)
	$-	$-

The income tax benefit for the fiscal years ended September 30, 2011 and 2010 consisted of the following:
	2011		2010
United Kingdom
Current	$		$-
Deferred		(1,147)	434
United States
Current		-	-
Deferred		1,808	1,652
Valuation allowance		(661)	(2,086)
		$-	$-

Changes in valuation allowance from September 30, 2010 to September 30, 2011 are as follows (in thousands):

2011
UK
Beginning Balance – 9/30/2010	$4,515
Changes in:
Net operating losses carryforwards	(607)
Revenue recognition	(993)
Share based payments expense	35
Fixed assets	(4)
Other timing differences	6
Ending Balance – 9/30/2011	$2,952

US
Beginning balance – 9/30/2010	$7,002
Changes in:
Net operating losses carryforwards	1,270
Revenue	(277)
Stock based compensation expense	247
Other timing differences	985
Ending balance – 9/30/2011	$9,227

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

 At September 30, 2011, the Company had US net operating loss carryforward of approximately $19,337,000   available to reduce future taxable income, which will expire at various dates beginning in 2026. At September 30, 2011, the Company had United Kingdom net operating loss carryfoward of approximately $10,548,000  available to reduce future taxable income in the same trade. The net operating losses in the United Kingdom currently do not have any expiration dates. The Company has evaluated the impact of ASC 740-10-25 on its financial statements. The evaluation of a tax position in accordance with ASC 740-10-25 is a two-step process. The first step is recognition: The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold would be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10-25. The Company did not record a cumulative effect adjustment related to the adoption of ASC 740-10-25. Tax years ended September 30, 2006 through 2011 remain subject to examination by the major tax jurisdictions in the US where the Company is subject to tax. Tax years ended September 30, 2010 and 2011 remain subject to examination in the United Kingdom were the Company is subject to tax. The Company did not incur or pay any interest or penalties related to income taxes during fiscal years 2011 and 2010.

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

Q4 2010 Private Equity Offering

During the 4th quarter of fiscal year 2010, the Company sold 959,438 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase ½  a share of the Company’s common stock at an exercise price of $1.50 per share, for $950,000 in gross proceeds.  The $950,000 in gross proceeds included the conversion of $450,000 promissory notes from the Q3 2010 Bridge Loan.  The proceeds from this offering were reduced by $142,000 for transaction costs, which primarily consisted of legal fees and broker commissions, yielding net proceeds of $358,000.

During the 1st quarter of fiscal year 2011, the Company sold 350,000 units, each consisting of one share of the Company’s Series A Convertible Preferred Stock and a detachable, transferable warrant to purchase ½  a share of the Company’s common stock at an exercise price of $1.50 per share, for $350,000 in gross proceeds.  The proceeds from this offering were reduced by $135,000 for transaction costs, which primarily consisted of legal fees and broker commissions, yielding net proceeds of $215,000.

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at any time.  Each warrant entitles the holder to purchase one-half share of common stock at an exercise price of $1.50 per with expiration dates 3 years after issuance date, subject to redemption provisions based on the trading price and trading volume of our common stock.   The value assigned to the warrants and the Series A Convertible Preferred Stock was determined using a Monte Carlo Simulation.  The fair value of the common stock into which the convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $0.06 million, resulting in a beneficial conversion feature that was recognized as an increase to additional paid-in capital and as a deemed dividend to the convertible preferred stock.

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

The fair value of the warrants was estimated to be $0.10 million as of September 30, 2011.  The following assumptions were used to estimate the fair value of the warrants as of September 30, 2011:

September 30, 2011
Common stock fair value	$0.49
Volatility	42%
Contractual term (years)	2.44
Risk-free rate	0.34%
Expected dividend yield	0.0%

During the fiscal year ended September 30, 2011, the Company recorded $2.54 million of interest income for these warrants.

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

On November 1, 2010, the Company filed a Form S-1 as amended on November 7, 2011.  The Form S-1 was a registration for the sale of up to 6,500,000 shares of our common stock by the selling stockholders listed in the Form S-1.  These shares consist of 2,509,421 outstanding shares of our common stock, 47,096 shares of common stock issuable upon conversion of our series A convertible preferred stock, 2,036,996 shares of common stock issuable upon exercise of our warrants and 1,906,487 shares of common stock issuable upon conversion of our convertible promissory notes.  The distribution of the shares by the selling stockholders is not subject to any underwriting agreement.  We will receive none of the proceeds from the sale of the shares by the selling stockholders, except upon exercise of the warrants.  We will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the selling stockholders will be borne by them.  As of December 29, 2011, the Form S-1 was under review by the US Securities and Exchange Committee.

ETV Equity Rights

As part of the loan agreements with ETV, the Company granted ETV rights to purchase shares of equity of Image Metrics LTD.  On March 10, 2010, ETV exchanged these warrants and options to purchase equity shares of Image Metrics LTD for warrants to purchase up to 224,522 preferred shares of the Company at an exercise price of $1.50.  As of September 30, 2011, all the warrants were outstanding. The Company compared the fair value of the ETV options and warrants prior to exchange and subsequent to the exchange and concluded the value did not increase; therefore, the Company did not record any additional interest expense for this exchange.

Stock Based Compensation

The Company has a share option plan wherein options to purchase shares of common stock may be granted to directors, employees and consultants of the Company. Options generally become exercisable over a period between zero and three years and generally expire between five and ten years after the date of grant. If an employee leaves the Company, unvested shares are forfeited immediately. Vested shares are forfeited if not exercised within a certain number of days after separation as defined by the option grant and can be up to one hundred twenty days after separation.

The board of directors may amend or modify the stock incentive plan at any time, with stockholder approval. All grants and awards are settled in equity and settled through the issuance of shares that have been authorized and were previously unissued.

The Company’s share option plan can issue up to 3,961,816 shares. As of September 30, 2011, the company had 274,797 shares available to be granted.

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

The Company issued 1,727,741 grants to employees or non-employee directors during the fiscal year ended September 30, 2011 and 4,121,948 grants to employees or non-directors during the fiscal year ended September 30, 2010.

The weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair values of the options accounted for under ASC 718 were as follows:

	September 30,
	2011	2010
Expected term (in years)	5.77	5.82
Expected volatility	50%	50%
Risk-free rate	1.23%	2.39%
Dividend rate	0	0

Under the stock plan, the Company has assumed and issued share options to non-employees excluding directors. The total options outstanding to non-employee non-directors were 291,948 and 300,985 as of September 30, 2011 and 2010, respectively.

Options issued to consultants are expensed in accordance with ASC 505.  Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.

On March 10, 2010, the Company exchanged 191,020 held by two individuals, who previously were directors of Image Metrics Limited, for new options.  The new options had a life of 18 months, which was 17 months longer than the exchanged options.  The exercise price was reduced to $0.50 from $2.02.  The options were immediately exercisable. The Company recorded additional compensation of $4,000 for the incremental change in value of the new options compared to the exchanged options.

On March 10, 2010, the Company exchanged an option to purchase 17,640 shares of the Company’s common stock held by one individual, who previously was a director of Image Metrics Limited, for a grant to purchase 25,000 shares of the Company’s common stock.  The new options had a life of 120 months, which was 55 months longer than the exchanged options.  The exercise price and number of options remained consistent with the exchanged options.  The options were immediately exercisable, 24,330 had an exercise price of $0.12 per share and 166,690 had an exercise price of $1.01 per share.  The Company recorded additional compensation of $33,000 for the incremental change in value of the new options compared to the exchanged options.

The following table summarizes the stock option activity under the plan for the fiscal years ended September30, 2011 and 2010 (monetary values presented in $):

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at September 30, 2009	358,282	1.07	6.02	2,187

Granted	4,621,948	0.53	6.47

Expired	-	-	-

Forfeited	(1,143,750)	1.00

Exercised	(17,640)	0.12		4,857

Outstanding at September 30, 2010	3,818,840	0.44	8.38	2,920,419

Granted	1,727,741	1.18	9.04

Expired	(1,812,709)	0.28	-

Forfeited	(46,853)	1.51

Exercised	-	-		-

Outstanding at the end of the year	3,687,019	0.86	8.37	172,017

Vested and expected to vest at the end of the year	2,668,932	0.75	8.17	172,017

Exercisable at the end of the year	2,155,873	0.65	7.98	172,017

The following table summarizes information about stock options outstanding at September 30, 2011.

	Options Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Options exercisable	Weighted Average Exercise price

Range of exercise prices

$0.04-$0.12	973,560	8.02	0.12	973,560	0.12

$0.38-$0.50	50,000	9.58	0.44	50,000	0.44

$0.96-$1.20	2,646,817	8.52	1.13	1,115,671	1.11

$2.13	16,642	1.35	2.13	16,642	2.13

The Company records stock-based compensation expense over the requisite service period which is equal to the vesting period.  For the fiscal years ended September 30, 2011 and 2010, stock-based compensation expense recognized in the amount of $430,000 and $421,000, respectively, all of which was included in selling, general and administrative. For the period ended September 30, 2011 and 2010, the total fair value of shares vested was $359,000 and $415,000, respectively.  The weighted average grant date fair value of options granted during the fiscal year ended September 30, 2011 was $1.18.

As of September 30, 2011, the unrecognized compensation cost related to nonvested stock options was $513,000.  The weighted average period over which the unrecognized compensation as of September 30, 2011 will be recognized is 1.8 years.  As of September 30, 2011 and 2010, the Company had 3,687,019 and 3,818,840 options outstanding, respectively.

The Company did not have any options exercised during the fiscal year ended September 30, 2011 and received $2,000 from the exercise of stock options during the fiscal year ended September 30, 2010.

10.	Comprehensive Loss

The table below reconciles the Company’s net loss with its comprehensive loss, (in thousands):

	September 30,
	2011	2010
Net income (loss)	$19	$(9,654)
Foreign currency translation adjustments	59	9)
Comprehensive loss	$78	$(9,645)

11.	Net Loss per Common Stock

Basic net loss per common stock excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Common stock equivalent shares consist of the shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of stock options and warrants using the treasury stock method. For the fiscal years ended September 30, 2011 and 2010, shares of potential common stock of approximately 12.0 million and 5.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

12.	Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office space.  Rent expense for operating leases was $385,000 and $571,000 for the fiscal years ended September 30, 2011 and 2010, respectively.  The Company is committed under operating leases with terminations through March 2014 and has the option to renew for five years. The Company received one year of free rent under its UK office’s operating lease, upon inception of the lease.  This rent free period is spread over the minimum lease period. All leases under the Company are expensed on a straight-line basis. The total future minimum lease rentals are scheduled to be paid as follows (in thousands):

Fiscal year ending
2012	$522
2013	459
2014	234
Total future minimum lease payments	$1,215

Letter of Credit

In connection with its office space lease in Santa Monica, the Company had fulfilled its security deposit requirement with an irrevocable standby letter of credit.  The value of the letter of credit was $60,000 at September 30, 2010.  During fiscal year 2011, the lease for the Santa Monica office was amended and the security deposit requirement was eliminated.  There was an annual fee of 0.25% payable on the available balance of the letter of credit.  The letter of credit originally was schedule to expire on March 31, 2011. At September 30, 2010, the certificate of deposit was included in restricted cash.

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

	September 30,
	2011	2010
Europe	$6,294	$4,597
North America	730	1,348
Total revenue	$7,024	$5,945

The following table summarizes net income (loss) by region (in thousands):

	September 30,
	2011	2010
Europe	$3,976	$(3,431)
North America	(3,957)	(6,223)
Total net income (loss)	$19	$(9,654)

The following table summarizes interest expense, depreciation and loss on investment by region (in thousands):

	September 30,
	2011	2010
Europe
Interest Expense	32	206
Depreciation	25	39
Optasia investment impairment	-	727
North America
Interest (Income) Expense	(1,657)	1,555
Depreciation	80	158
Optasia investment impairment	-	2

14.	Related Party Transactions

During the fiscal year ending September 30, 2010, the Company entered into transactions, in the ordinary course of business, with Optasia Medical Limited. The value of services provided by Optasia was $13,000 during the twelve months ended September 30, 2010. The Company did not enter into any transactions with Optasia during the twelve months ended September 30, 2011 and did not have any amounts payable to or from Optasia as of September 30, 2011 and 2010.

During the fiscal years ended September 30, 2011 and 2010, the Company had incurred interest expense of $62,000 and $128,000, respectively, to SHV, its largest shareholder.  As of September 30, 2011 and 2010, the company had accrued interest payable to SHV of $79,000 and $17,000, respectively.

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

During the fiscal year ended September 30, 2010, the Company received loan proceeds in the amount of $1,375,000, from its principal investor, SHV.  The Company did not make any loan payments to SHV during the fiscal years ended September 30, 2011 and 2010.  As of September 30, 2011 and 2010, the Company had outstanding notes payable to SHV of $650,000.

In connection with the March 10, 2010 private equity offering, SHV converted all of its outstanding notes payable into Series A Convertible Preferred Stock and purchased an additional $500,000 of Series A Convertible Preferred Stock and warrants (see notes 1, 4 and 8 for further discussion).

15.	Subsequent events

On October 7, 2011, the Company entered into a debt agreement with a private individual for $2,092,000.  This agreement covered funds received by the Company during the fourth quarter of fiscal year 2011 from this individual.  The debt bears interest at 13.5% per year, and matures on January 31, 2013 (see note 4 further discussion).